Form 10-Q
period 2000-09-30
AT&T LATIN AMERICA CORP
filed 2000-11-14
CIK 1113527

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
              PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
              PERIOD FROM __________________  TO __________________

                         Commission file number 0-31010

                             AT&T LATIN AMERICA CORP.
               (Exact name of registrant as specified in its charter)

                      DELAWARE                         22-3687745
             (State of Incorporation)      (IRS Employee Identification No.)

            220 ALHAMBRA CIRCLE, SUITE 900
               CORAL GABLES, FLORIDA                   33134
      (Address of principal executive offices)       (Zip Code)

                         Registrant's telephone number:
                                 (305) 459-6300

   (Former name, former address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]*     No [ ]

As of October 31, 2000, 43,214,758 shares of Class A common stock and 73,081,595 shares of Class B common stock were outstanding.

* As a result of its August 28, 2000 merger with FirstCom Corporation, AT&T Latin America is deemed registered under Section 12(g), by operation of paragraph (c) of Rule 12g-3, of the Securities Exchange Act of 1934, as amended.

                            AT&T LATIN AMERICA CORP.
                               SEPTEMBER 30, 2000

                                      INDEX

PART I  FINANCIAL INFORMATION


  Item 1.  Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets - as of
           September 30, 2000 and December 31, 1999 (unaudited)            3

           Condensed Consolidated Statements of Operations - for the
           Three Months and Nine Months Ended September 30, 2000
           (unaudited)                                                     4

           Condensed Consolidated Statement of Stockholders'
           Equity - For the Nine Months Ended September 30, 2000
           (unaudited)                                                     5

           Condensed Consolidated Statement of Cash Flows - for the
           Nine Months Ended September 30, 2000 (unaudited)                6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                     7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations                            12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19

PART II  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                      19

  Item 6.  Exhibits and Reports on Form 8-K                               19

  Signatures                                                              20

  Exhibit Index                                                           21

PART I FINANCIAL INFORMATION



                            AT&T LATIN AMERICA CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                2000              1999
                                                                             -----------       -----------

ASSETS
Current assets:
Cash and cash equivalents .............................................      $    28,526       $    24,223
Accounts receivable, net ..............................................           23,459             1,286
Recoverable taxes .....................................................            2,850             2,109
Investments ...........................................................               46            27,078
Prepaid expenses and other current assets .............................           18,043               118
                                                                             -----------       -----------
Total current assets ..................................................           72,924            54,814
Property, plant, and equipment, net ...................................          235,745            68,269
Goodwill and other intangible assets, net .............................          860,932           261,345
                                                                             -----------       -----------
Total assets ..........................................................      $ 1,169,601       $   384,428
                                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank debt ..................................................      $    20,861       $     1,414
Vendor financing, current .............................................            1,589                --
Current portion of obligations under capital leases ...................              282               317
Accounts payable ......................................................           33,306             5,339
Other accrued expenses ................................................            2,642             1,396
Deferred income taxes .................................................            3,362                --
Other current liabilities .............................................           15,249               161
Notes payable, current ................................................           19,874                --
                                                                             -----------       -----------
Total current liabilities .............................................           97,165             8,627

Vendor financing, less current portion ................................            8,177                --
Lease obligations, less current portion ...............................              546               383
Deferred income taxes .................................................               --             1,624
Notes payable, less current portion ...................................           23,699
                                                                             -----------       -----------
Total liabilities .....................................................          129,587            10,634

Minority interest .....................................................            2,742                --
Redeemable 15% Series B Preferred Stock, $.001 par value, 100,000 and 0 shares authorized, issued and outstanding as of September 30, 2000
and December 31, 1999, respectively ...................................          177,107                --

STOCKHOLDERS' EQUITY
Common stock, Classes A and B, $.0001 par value, 350,000,000 shares authorized, 116,296,353 and 40,000 shares issued and outstanding,
as of September 30, 2000 and December 31, 1999, respectively ..........               11                --
Additional paid in capital ............................................          911,055           376,566
Accumulated deficit ...................................................          (52,374)           (4,124)
Accumulated other comprehensive income ................................            1,913             1,352
Shareholder loan ......................................................             (440)               --
                                                                             -----------       -----------
Total stockholders' equity ............................................          860,165           373,794
                                                                             -----------       -----------
Total liabilities and stockholders' equity ............................      $ 1,169,601       $   384,428
                                                                             ===========       ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                                                        -------------------      --------------------
Revenues:
  Long distance ...................................         $     4,567                $   5,079
  Internet and data ...............................              10,229                   20,226
                                                           ------------              -----------
                                                                 14,796                   25,305

Operating expenses:
   Cost of revenues................................              16,090                   28,447
   Selling, general and administrative ............              15,833                   23,994
   Depreciation and amortization ..................               9,796                   21,939
                                                           ------------              -----------
                                                                 41,719                   74,380

Loss from operations ..............................             (26,923)                 (49,075)
Interest expense ..................................                 516                      516
Interest income ...................................                 792                    2,495
Other income/(expense), net .......................              (1,025)                  (1,198)
Net loss before income taxes and minority
interest...........................................             (27,672)                 (48,294)
Income taxes ......................................                 (40)                     (40)
                                                           ------------              -----------
Net loss before minority interest .................             (27,712)                 (48,334)
Minority interest..................................                  84                       84
                                                           ------------              -----------
Net Loss ..........................................         $   (27,628)             $   (48,250)
                                                           ============             ============
Net basic and diluted loss per share ..............         $    ( 0.29)             $     (0.57)
                                                           ============             ============
Weighted average common shares outstanding.........          94,298,765               84,860,806
                                                           ============             ============



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                 (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                    ACCUMULATED
                                    COMMON STOCK         ADDITIONAL                    OTHER                         TOTAL
                               ----------------------     PAID IN     ACCUMULATED  COMPREHENSIVE   SHAREHOLDER   STOCKHOLDERS'
                                # OF SHARES   AMOUNT      CAPITAL       DEFICIT        INCOME         LOAN          EQUITY
                               -------------- -------- ------------- ------------ --------------- ------------ ----------------
Balances at December 31, 1999         40,000               $376,566    $ (4,124)         $ 1,352                      $373,794
Currency translation                                                                         561                           561
adjustment

Net loss for the period                                                 (48,250)                                      (48,250)

Common stock reclassification
2000:1                            79,960,000       $8           (8)                                                          0

Cash contribution                    848,204                 20,000                                                     20,000

Keytech acquisition                1,178,689                 25,000                                                     25,000

FirstCom merger                   33,715,892        3       489,047                                                    489,050

  Shares issued:
     SL Participacoes                 35,357
     ATTLA Holding Corp.             318,211
  Shareholder loan                                                                                     ($440)            (440)
  Stock options exercised            200,000                    450                                                        450
                               -------------- -------- ------------- ------------ --------------- ------------ ----------------

  Comprehensive net loss                                                (48,250)             561                      (47,689)

Balances at September 30,        116,296,353      $11      $911,055    ($52,374)          $1,913       ($440)         $860,165
2000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)





CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................      ($ 48,250)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization expense ............         21,939
 Unrealized foreign exchange loss .................          2,045
 Minority interest ................................            (98)
 Deferred income taxes ............................           (698)
 Bad debt expense .................................             58

 Changes in operating assets and liabilities:
  Accounts receivable .............................         (6,638)
  Prepaid expenses and other current assets .......         (1,563)
  Recoverable taxes ...............................           (741)
  Trade accounts payable ..........................         14,720
  Other accrued expenses ..........................         (4,011)
  Other liabilities ...............................         20,767
                                                         ---------
Net cash used in operating activities .............         (2,470)
                                                         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property plant and equipment .........        (69,182)
 Proceeds of short-term investments ...............         27,032
 Payment of acquisition costs .....................         (2,257)
 Payment to former Keytech shareholders ...........         (5,213)
 FirstCom cash acquired from merger ...............         22,502
                                                         ---------
Net cash used in investing activities .............        (27,118)
                                                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank and short-term debt ............         23,877
Reduction of obligations under capital leases .....            (64)
Proceeds from issuance of preferred shares ........        177,107
Capital infusion ..................................         20,000
Exercise of stock options .........................            450
Shareholder loan ..................................           (440)
Net proceeds from vendor financing ................            566
Payment of FirstCom senior notes ..................       (187,605)
                                                         ---------
Net cash provided by financing activities .........         33,891
                                                         ---------
Net increase in cash and cash
equivalents .......................................          4,303
                                                         ---------
Cash and cash equivalents at beginning of year ....         24,223
                                                         ---------
Cash and cash equivalents at end of period ........      $  28,526
                                                         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -BASIS OF PRESENTATION

In this report, AT&T Latin America Corp. and its subsidiaries are referred to as "we," "us" or "AT&T Latin America."

The unaudited consolidated financial statements have been prepared by AT&T Latin America pursuant to the instructions, rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and, in the opinion of management, include all adjustments necessary, consisting only of normal recurring adjustments unless otherwise disclosed, for a fair statement of the consolidated financial position of AT&T Latin America as of September 30, 2000, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2000 and its consolidated cash flows for the nine-month period ended September 30, 2000.

Certain information and footnote disclosure normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the instructions, rules and regulations for interim financial statements prescribed by the SEC. Although we believe the disclosures provided are adequate to make the information presented not misleading, we strongly recommend that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the footnotes as of December 31, 1999 and for the period from inception (October 13, 1999) through December 31, 1999 included in our Registration Statement on Form S-4, filed July 27, 2000. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year.

The unaudited financial statements include the results of AT&T Argentina (formerly known as Keytech LD S.A.) from July 1 to September 30, 2000 and the results of FirstCom Corporation for the period from September 1 to September 30, 2000. (See Note 3- Keytech Acquisition and Note 4- Merger with FirstCom Corporation for additional information related to these transactions.)

NOTE 2 - PROPERTY,PLANT AND EQUIPMENT, NET

                                                 September 30,  December 31,
                                                     2000           1999
                                                 -------------  ------------
DESCRIPTION ..................................

Telecommunications equipment .................      210,895       48,637
Telecommunications equipment - pending
 installation and construction in progress ...       17,444        5,368
Office equipment, furniture & vehicles .......       38,503       17,311
                                                    -------      -------
                                                    266,842       71,316

Less accumulated depreciation and amortization       31,097        3,047
                                                    -------      -------

  PROPERTY, PLANT AND EQUIPMENT, NET .........      235,745       68,269
                                                    -------      -------


Depreciation expense related to the property, plant and equipment was $8,545 for the nine months ended September 30, 2000 and $512 for the period from inception (October 13, 1999) through December 31, 1999.

NOTE 3- KEYTECH ACQUISITION

We completed the acquisition of Keytech LD S.A. (now known as AT&T Argentina) on June 30, 2000. We acquired all of the capital stock of Keytech in exchange for 1,178,689 shares of AT&T Latin America's Class A common stock, plus $5,200 in cash. The parties placed 550,000 shares of the Class A common stock in escrow. These shares will be released to Keytech's selling stockholders over six years to the extent they are not used to satisfy indemnity obligations of those stockholders to us. We may also make up to $1,500 of contingent purchase price payments to the selling stockholders one year after the acquisition. AT&T Latin America has accounted for the acquisition of Keytech LD S.A. in accordance with the purchase method for business combinations. AT&T Latin America has recorded $31,316 of goodwill that represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a twenty-year period. For the nine-months ended September 30, 2000 there was $391 recorded as amortization of goodwill relating to the Keytech acquisition.

NOTE 4- MERGER WITH FIRSTCOM CORPORATION

On August 28, 2000, we completed our merger with FirstCom. Immediately prior to the merger, all paid-in-kind dividends payable on FirstCom's Series A convertible preferred stock were accelerated and the holders of that stock converted all of their shares into common stock of FirstCom. In the merger, each holder of FirstCom common stock, including the former holders of FirstCom's Series A convertible preferred stock, received one share of Class A common stock of AT&T Latin America for each share of FirstCom common stock they owned, resulting in an aggregate issuance of 33,715,892 shares, or approximately 29% of our outstanding capital at that time. In addition, for each option or warrant to purchase FirstCom common stock, holders received one option or warrant to purchase a share of AT&T Latin America Class A common stock.

AT&T Latin America accounted for the FirstCom merger in accordance with the purchase method for business combinations. Accordingly, the purchase price of $465,946, net of cash received of $22,500, has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the value of the identifiable net assets in the amounts of $551,360 and $26,000 has been classified as goodwill and other intangibles, respectively. Goodwill is amortized on a straight-line basis over 20 years. The other intangible assets represent the fair value of the existing customer relationships in Chile, Peru and Colombia of $26,000 and are amortized on a straight-line basis over five years. AT&T Latin America evaluates the amortization period and the carrying value of intangibles, including goodwill, on a periodic basis, including evaluating the performance of the underlying business which gave rise to such amount to determine whether events or circumstances warrant revised estimates of useful lives or whether impairment exists. In performing the review of recoverability, AT&T Latin America estimates future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recognized based on the difference between the estimated fair value and the carrying value. Management believes that no impairment existed as of September 30, 2000.

      The net purchase price was allocated as follows:

      Working capital, other than cash ...............      $(221,188)
      Property and equipment .........................        109,774
      Goodwill and other intangibles .................        577,360
                                                            ---------
          Purchase price, net of cash received .......      $ 465,946
                                                            =========


PRO FORMA RESULTS

Following is a summary of the pro forma results of AT&T Latin America as if the merger with FirstCom and the acquisition of Keytech had been effective January 1, 1999 and 2000, respectively.

For the nine months ended September 30,


                                                           2000                1999
                                                      -------------       -------------
      Revenues .................................      $      60,951       $      27,909
      Net loss .................................      $    (104,452)      $     (57,213)
      Weighted average common shares outstanding        115,248,149         114,465,224
      Basic and diluted earnings (loss)
        per common share .......................      $       (0.91)      $       (0.50)

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

NOTE 5- ISSUANCE OF REDEEMABLE PREFERRED STOCK

As permitted under the FirstCom merger agreement, prior to the merger we required FirstCom to make a tender offer and consent solicitation related to the FirstCom 14% senior notes that were due on 2007. The notes had a face value of $150,000. This tender offer and consent solicitation was completed on August 28, 2000 immediately after the completion of the FirstCom merger. Holders of 100% of the aggregate outstanding principal amount of the senior notes tendered their notes and gave their consent to the consent solicitation.

The tender offer affected several historical FirstCom amounts recorded on its balance sheet, including the payment of the notes of $133,866, the elimination of accrued interest of $7,059 and the expense of the related deferred financing costs of $13,181. We financed the tender offer through the issuance of 100,000 shares to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., of our non-voting, non-convertible and non-participating 15% Series B cumulative preferred stock having an aggregate liquidation value of $177,107. The shares of 15% Series B preferred stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the 15% Series B preferred stock at any time after August 28, 2004 at a redemption price equal to the liquidation value.

NOTE 6- SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

As previously discussed in Note 3, on June 30, 2000, we acquired 100% of the equity interest in Keytech LD S.A. The total purchase price for this acquisition was approximately $30,200, comprised of a $5,200 cash payment to the former Keytech shareholders and the issuance of 1,178,689 shares of AT&T Latin America's Class A common stock with a value of approximately $25,000.

As a result of the merger with FirstCom, described in Note 4, AT&T Latin America also acquired the following non-cash assets and liabilities on August 28, 2000:

      Accounts receivable, net of $4.7 of allowance .      $ 15,593
      Other current assets ..........................         7,974
      Other assets ..................................         8,388
      Property, plant and equipment, net ............       109,774
      Intangible assets, net ........................        16,600
      Short-term bank debt ..........................        15,444
      Vendor financing, current .....................         1,589
      Current portion of obligations under leases ...            63
      Accounts payable ..............................        12,441
      Other accrued expenses ........................         4,893
      Other current liabilities .....................         4,294
      Vendor financing, less current portion ........         7,611
      Notes payable .................................         8,500
      Capital lease obligations, less current portion           129
      Deferred income taxes .........................         2,436
      Other liabilities .............................         4,926
      Minority interest .............................         2,840

NOTE 7- EQUITY TRANSACTIONS

On June 12, 2000, our stockholders agreed to an amendment of our Amended and Restated Certificate of Incorporation, providing for the reclassification of each outstanding share of Class A and Class B common stock into 2,000 shares of the same class. This amendment resulted in the reclassification of (A) 36,000 shares of Class B common stock held by ATTLA Holding Corp., a wholly-owned subsidiary of AT&T Corp., into 72,000,000 shares of Class B common stock and (b) 4,000 shares of Class A common stock held by SL Participacoes, an affiliate of Promon Ltda. which is the prior owner of Netstream Ltda. (now called AT&T do Brasil), into 8,000,000 shares of Class A common stock. This reclassification was made in order to accommodate the issuance to FirstCom shareholders of one share of AT&T Latin America Class A common stock for each outstanding share of FirstCom common stock upon the closing of the FirstCom merger (see Note 4).

Additionally, as a condition to the FirstCom merger, we were to receive a total of $70,000 in cash equity contributions from our stockholders. Accordingly, in connection with the Netstream acquisition, in December 1999 ATTLA Holding Corp. contributed in cash $10,000 and SL Participacoes contributed in cash $40,000 of equity capital to AT&T Latin America. On June 12, 2000, AT&T Corp. and SL Participacoes contributed an additional $20,000 in cash to us on a pro rata basis, in accordance with their respective ownership percentages. In exchange for these additional cash contributions, we issued 763,384 shares of Class B common stock to ATTLA Holding Corp. and 84,820 shares of Class A common stock to SL Participacoes, and granted each the right to receive upon the completion of the FirstCom merger additional shares of the same class of common stock in accordance with their respective ownership percentages based on the number of shares of FirstCom's Series A convertible preferred stock that accrued between November 1, 1999, when the FirstCom merger agreement was signed, and the completion of the merger.

On June 30, 2000, we issued an additional 1,178,689 Class A common shares to the former shareholders of Keytech LD, S.A. as part of the acquisition of Keytech (see Notes 3 and 6).

On August 28, 2000, we completed the FirstCom merger immediately following the approval of the merger by the FirstCom shareholders. The following transactions were completed on that date:

      - each of the 33,715,892 outstanding shares of FirstCom common stock was exchanged for one share of Class A common stock of AT&T Latin America;

      - each outstanding option and warrant to purchase one share of FirstCom common stock was exchanged for an option or warrant to purchase one share of AT&T Latin America Class A common stock;

      - we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of 15% Series B cumulative preferred stock , having an aggregate liquidation value of $177,107. These funds, together with an additional $10,498 from a restricted investments account, were used to fund the purchase of all outstanding FirstCom 14% senior notes in connection with the tender offer and consent solicitation for the notes for an aggregate total purchase price of $187,605;

      - we issued 318,211 shares of Class B common stock to ATTLA Holding Corp.; and

      - we issued 35,357 shares of Class A common stock to SL Participacoes.

In addition, immediately after the completion of the merger, our board of directors approved our 2000 long-term incentive plan. The board of directors has authorized the issuance of options for the purchase of shares of our Class A common stock in an amount equal up to approximately 17.4 million shares, or 15% of our total outstanding capital stock at the time the FirstCom merger was completed. Concurrently with the approval of the long-term incentive plan, the board of directors approved the grant by management of options to purchase up to approximately 2.8 million shares of Class A common stock to employees.

As of September 30, 2000, the number of our outstanding shares of common stock is the following:

Class A common stock, par value $0.0001 per share            43,214,758 shares
Class B common stock, par value $0.0001 per share            73,081,595 shares
                                                            ------------------
         Total shares of common stock outstanding           116,296,353 shares
                                                            ==================

NOTE 8- COMMITMENTS AND CONTINGENCIES

In accordance with Brazilian law, tax registers related to federal, state and municipal taxes are subject to examination by the respective tax authorities for a period of five to thirty years.

In August 2000, AT&T Latin America entered into a capacity purchase agreement with Global Crossing Bandwith, Inc. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to transmission capacity, effective for fifteen years. The agreement calls for an initial purchase commitment of $32,500 for traffic connection over the course of the next year, with an additional $14,000 of additional capacity, subject to certain discounts, to be purchased within two years. Additionally, there is an initial annual maintenance cost of $1,625, subject to escalations of 3% per year, compounded annually.

In the normal course of business, AT&T Latin America may be subject to proceedings, lawsuits and other claims. Although there can be no assurance that AT&T Latin America will prevail in every case, management does not believe that the ultimate disposition of known legal contingencies will have a material effect on our financial condition, results of operations or cash flows.

NOTE 9- REVOLVING CREDIT FACILITY

On July 28, 2000, Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., extended to us a revolving credit facility for up to $100,000 aggregate principal amount with an annual interest rate equal to 90-day LIBOR, plus 3.75%, payable quarterly. All drawdowns under the facility mature on August 28, 2002, except for drawdowns made by AT&T do Brasil. Drawdowns by AT&T do Brasil are due on the 90th day after the borrowing date, but any borrowings will be automatically renewed subject to prepayment requirements in the revolving credit facility agreement.

As of September 30, 2000, $58,136 was available under the revolving facility and an aggregate of $41,864 was outstanding.

NOTE 10- FINANCIAL INSTRUMENTS

As of September 30, 2000, we have entered into hedging contracts to cover $7,354 of import financing in Brazil. The designated risk being hedged is the risk of changes in the net present value of functional currency equivalent cash flows, on a forward rate basis, attributable to changes in the U.S. dollar/Brazilian Reais foreign currency exchange rate.

On November 11, 1998 a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a financing agreement with one of its significant equipment vendors. The terms of the vendor financing are as follows: (i) maximum aggregate amount available $10,000, (ii) interest rate of LIBOR plus 5.5%, (iii) the subsidiary may draw on the facility until December 31, 2000, (iv) draws under the facility shall be repaid in 20 consecutive quarterly principal and interest payments and (v) the vendor financing is collateralized by the equipment being financed. On July 28, 1999, the maximum amount available under the vendor financing was increased from $10,000 to $29,500. As of September 30, 2000, there was approximately $9,766 outstanding under the vendor financing.

In March 2000, we entered into an import financing loan with Dresdner Bank in Brazil with principal amount of $1,755 at an interest rate of 0.8% plus the London Inter-Bank Offered Rate, or LIBOR, for one year.

In May and June 2000, we entered into other import financing loans with Dresdner Bank in Brazil with principal amounts of $836 and $2,707, respectively, at interest rates of 0.5% plus LIBOR for one year.

In August 2000, we entered into three short-term agreements with Banco Bilbao Vizcaya in Brazil for a total of $3,489. Of this amount, $1,399 is at an interest rate of 0.8% plus LIBOR for one year. The remaining $2,090 is at a rate of 9.6% for one year.

During August 2000, we also entered into a short-term agreement with the Bank of Boston in Brazil with a principal amount of $1,631 at an interest rate of 9.5% for one year.

As of September 30, 2000, AT&T Peru has $3,545 of principal outstanding with Banco Sudamericano with a maturity date of December 31, 2000 at an interest rate of 8% per year. In addition, AT&T Colombia had short-term loans, in an aggregate amount of local currency equivalent to U.S. $4,434, at an average interest rate equal to 19.30% minus the Colombian peso interest rate.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date for this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Therefore, AT&T Latin America must adopt this standard no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We are currently assessing the impact of SFAS Nos. 133 and 138 on AT&T Latin America.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. We are currently assessing the impact of SAB No. 101 on our results of operations.

NOTE 12 - SUBSEQUENT EVENT - REVOLVING CREDIT FACILITY

Additional drawdowns under the $100 million revolving credit facility with AT&T Corp. aggregating $56,400 were made subsequent to September 30, 2000, resulting in an available balance under the revolving credit facility as of November 14, 2000 of $1,736.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

Except for historical statements and discussions contained in this report, statements in this report are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements concerning expectations about the timing and costs of our network build-out, the amount of cash required to implement our growth strategy, demand for communications services and our share of the markets in which we compete, our ability to implement our growth strategy and our future financial performance. The forward-looking statements in this report are based on management's current beliefs as well as on a number of assumptions concerning future events made by and information currently available to management. The statements involve known and unknown risks and uncertainties, some of which are outside of the control of AT&T Latin America that may cause our actual results or outcomes to materially differ from such statements. The risks and uncertainties include but are not limited to economic, competitive, governmental and technological factors, such as our ability to raise capital, our ability to react to competitive and technological changes, the rate of expansion of our networks and customer base, changes in economic conditions or the legal or regulatory environment and other risks and uncertainties described in the company's filings with the SEC, including our Registration Statement on Form S-4, filed July 27, 2000, which readers are urged to read carefully in assessing the forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and AT&T Latin America undertakes no obligation to update or revise them, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with AT&T Latin America's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

BASIS OF PRESENTATION. Our interim unaudited condensed consolidated financial statements reflect operations for the nine-month period ended September 30, 2000. Because our historical financial information is limited, in order to provide the reader with a more meaningful presentation of trends in our results of operations and to facilitate comparisons, the following discussion and analysis also considers the pro forma results of operations of AT&T Latin America, Netstream, Keytech and FirstCom for the nine-month periods ended September 30, 2000 and 1999 as though the companies had been combined as of the beginning of each year. All historical results were derived from the audited financial statements and interim unaudited financial statements for the respective periods.

AT&T LATIN AMERICA. We were incorporated in October 1999 by AT&T Corp. to be a leading provider of broadband communications services to business customers in our designated region. Our focus is providing integrated high-bandwidth business communications services and solutions, including data, Internet, voice, video-conferencing and electronic commerce services.

NETSTREAM. AT&T Corp. acquired our Brazilian subsidiary, Netstream, now named AT&T do Brasil, in December 1999. AT&T Corp. acquired Netstream for $320,000 in cash, and then contributed its entire equity interest in Netstream and $10,000 in cash to us in exchange for shares of our Class B common stock. Immediately after the Netstream acquisition, SL Participacoes contributed $40,000 in cash to us in exchange for shares of our Class A common stock, representing a 10% ownership interest.

KEYTECH. We completed the acquisition of Keytech LD, S.A., now named AT&T Argentina, in June 2000. We acquired all of the capital stock of Keytech in exchange for 1,178,689 shares of our Class A common stock, plus $5,000 in cash. The parties placed 550,000 of those shares in escrow. These shares will be released to Keytech's selling stockholders over six years to the extent they are not used to satisfy indemnity obligations of the selling stockholders to us. We may also make up to $1,500 of contingent purchase price payments to the selling stockholders one year after the acquisition.

FIRSTCOM. On August 28, 2000, we completed our merger with FirstCom, which had operations in Chile, Colombia and Peru. Immediately prior to the FirstCom merger, all paid-in-kind dividends payable on FirstCom's Series A convertible preferred stock were accelerated and the holders of that stock converted all of their shares into common stock of FirstCom. In the merger, each holder of FirstCom common stock, including the former holders of FirstCom's Series A convertible preferred stock, received one share of Class A common stock of AT&T Latin America for each share of FirstCom common stock they owned, resulting in an aggregate issuance of 33,715,892 shares, or approximately 29% of our outstanding capital. In addition, for each option or warrant to purchase FirstCom common stock, holders received one option or warrant to purchase a share of AT&T Latin America Class A common stock.

OPERATING METRICS. A summary of metrics as of September 30, 2000 follows:



                                          ARGENTINA      BRAZIL       CHILE     COLOMBIA       PERU       CORPORATE      TOTAL
                                          ---------      ------       ------    ---------      -----      ---------     ------


Route Kilometers - metropolitan area           18          598          396          988        1,460                     3,460

Route Kilometers - domestic ........           --           --           --        1,225            0                     1,225

Total Fiber Kilometers .............          216       39,611        7,284       27,110       34,777                   108,998

Buildings Connected ................            0          727          384        1,030        1,289                     3,430

Ports Activated ....................           24        5,444        1,311        2,484        1,193                    10,456

Data & Dedicated Internet Customers            17          728          931          305          884                     2,865

Employees ..........................          130          384          329          216          360           44        1,463



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 - PRO FORMA

REVENUES. Actual revenues for the three months ended September 30, 2000 were $14,796. On a pro forma basis, revenues for the three months ended September 30, 2000 and 1999 were $24,062 and $9,553, respectively. This 152% increase is primarily attributable to increased operations in Brazil and Peru, in both voice and internet/data services. Internet and data services revenues increased from $3,956 in 1999 to $14,865 for the comparable period in 2000. This increase is primarily attributable to our operations in Brazil. Local and long distance revenues increased, on a pro forma basis, from $5,597 for the three months ended September 30, 1999 to $9,197 for the three months ended September 30, 2000.

The following table details our pro forma revenues by country:

                       THREE MONTHS ENDED
                          SEPTEMBER 30
                    ---------------------
                    2000             1999
                    ----             ----
Chile                35%              66%
Brazil               33%               4%
Peru                 20%              10%
Colombia             10%              18%
Argentina             2%               2%
                    ----             ----
                    100%             100%
                    ====             ====

COST OF REVENUES. Our cost of revenues consisted primarily of leased line costs, maintenance costs and network and operating system costs, including labor. Cost of revenues also included payments for rights of way related to our fiber optic networks and license royalty payments related to our communication services.

Actual cost of revenues for the three months ended September 30, 2000 were $16,090. On a pro forma basis, cost of revenues were $21,768 for the three months ended September 30, 2000, compared to $5,373 for the three months ended September 30, 1999.

Additionally, our gross margin decreased from 44% for the three months ended September 30, 1999 to 10% for the three months ended September 30, 2000. This decrease is primarily attributable to increased access and interconnection costs, particularly in Brazil, which experienced a $10,511 increase, or 1,144%, from the period ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, wages and related liabilities, advertising and marketing costs and professional fees related to legal, recruiting, accounting, and travel.

Actual selling, general and administrative expenses for the three months ended September 30, 2000 were $15,833. On a pro forma basis, our selling, general and administrative expenses were $27,209 for the three months ended September 30, 2000 as compared to $8,989 for the three months ended September 30, 1999. This 203% increase from September 1999 is primarily attributable to sales and marketing expenses related to our launch as a public company in August 2000. In addition, we have significantly increased our number of employees as we invested in staffing key personnel positions to execute our business plan.

DEPRECIATION AND AMORTIZATION. AT&T Latin America depreciates its communications networks and intangible assets on a straight line basis over their estimated useful lives. We believe that depreciation and amortization expense will continue to increase with the expansion of our operations.

Actual depreciation and amortization expense for the three months ended September 30, 2000 was $9,796. On a pro forma basis, depreciation and amortization was $17,817 for the three months ended September 30, 2000 as compared to $14,337 for the three months ended September 30, 1999. This increase was primarily attributable to increased investment in our communications networks and the placement in service of such assets.

INCOME TAXES. We are subject to federal, state and foreign income taxes and, with the exception of our Colombian operations, have incurred no liability for such taxes due to net operating losses incurred.

Our income tax expense for the three months ended September 30, 2000 was $40, which related solely to our operations in Colombia.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 - PRO FORMA

REVENUES. Actual revenues for the nine-month period ended September 30, 2000 were $25,305, including nine months of revenue of AT&T do Brasil, three months of AT&T Argentina and one month of FirstCom.

On a pro forma basis, revenues for the nine months ended September 30, 2000 were $60,951, representing a 118% increase over the $27,909 recorded in the comparable 1999 period. This pro forma revenue growth reflects a more than 100 percent increase in Internet and data service customers since September 30, 1999.

For the nine months ended September 30, 2000, $36,633 of the pro forma total revenues, or 60%, was derived from Internet and data services, representing a 257% increase over the same period in 1999 when pro forma total revenues derived from Internet and data services were $10,271, or 37%. The remaining $24,318, or 40% of total pro forma revenues in 2000, was generated by local and long-distance voice services, representing a 38% increase over the same period in 1999 when pro forma total revenues derived from local and long distance voice services were $17,638, or 63%.

The relative contribution of AT&T do Brasil to our total pro forma revenues increased to 30% for the nine months ended September 30, 2000 compared to 2% for the comparable 1999 period. This reflects an increase in revenue from our Brazilian operations from $395 during the nine months ended 1999 to $18,527 for the nine months ended September 30, 2000.

The following table details our pro forma revenue mix by country:

                           NINE MONTHS ENDED
                             SEPTEMBER 30
                         ----------------------
                         2000              1999
                         ----              ----
Chile                     38%               74%
Brazil                    30%                2%
Peru                      20%                5%
Colombia                  11%               18%
Argentina                  1%                1%
                         ----              ----
                         100%              100%
                         ====              ====

COST OF REVENUES. Our cost of revenues consisted primarily of leased line costs, maintenance costs and network and operating system costs, including labor. Cost of revenues also included payments for rights of way related to our fiber optic networks and license royalty payments related to our communication services.

Actual cost of revenues for the nine-month period ended September 30, 2000 was $28,447. On a pro forma basis, cost of revenues were $46,478 and $18,421 for the nine months ended September 30, 2000 and 1999, respectively, representing a 152% increase. The increase is primarily due to our Brazilian operations, which as of September 30, 1999 had cost of revenues of $1,768, or 10% of our total costs. In the same period in 2000, Brazil had cost of revenues of $22,073, or 47% of total costs.

Additionally, our gross margin decreased from 34% for the nine months ended September 30, 1999 to 24% for the nine months ended September 30, 2000. This decrease is attributable to increased access and interconnection costs, particularly in Brazil, which experienced a $22,019 increase, or 1,245%, from the nine-month period ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consisted principally of salaries, wages and related taxes, advertising and marketing costs and professional fees related to legal, recruiting, accounting, and travel.

Actual selling, general and administrative expenses for the nine-month period ended September 30, 2000 were $23,994. On a pro forma basis, selling, general and administrative expenses were $64,250 and $27,467 for the periods ended September 30, 2000 and 1999, respectively. The 134% increase from September 1999 is partially attributable to sales and marketing expenses related to our launch as a public company in August. In addition, our total number of employees increased 77% in the nine months ended September 2000, as we invested in staffing key personnel positions to execute our business plan.

DEPRECIATION AND AMORTIZATION. AT&T Latin America depreciates its communications networks and intangible assets on a straight line basis over their estimated useful lives. We believe that depreciation and amortization expense will continue to increase with the expansion of our operations.

Actual depreciation and amortization for the nine-month period ended September 30, 2000 was $21,939. On a pro forma basis, depreciation and amortization was $53,019 and $40,096 for the periods ended September 30, 2000 and 1999, respectively. This 32% increase is primarily attributable to increased investment in our communications networks, especially in Brazil and Argentina, and the placement in service of these assets.

INCOME TAXES. We are subject to federal, state and foreign income taxes. With the exception of our Colombian operations, we have incurred no liability for any income taxes, due to net operating losses incurred. Our income tax expense for the nine months ended September 30, 2000 was $40, which was derived solely from our Colombian operations.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on Internet and data services, the fastest growing segments of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. After the initial planned build out of our networks, our capital expenditures will become more closely related to revenue growth. We believe that this long term strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

Each of AT&T Latin America and its subsidiaries have generated significant operating losses and negative cash flow from their respective operations since their inception. We expect to incur significant operating losses and generate negative cash flow from operations for the next several years as we expand our existing communications networks and develop new networks and services. We will, therefore, need to engage in substantial capital-raising activities.

CAPITAL USES

During the first nine months of 2000, cash used in operating activities was $2,470, compared to $17 provided by operating activities from our inception in October 1999 through the end of December 1999. The variation of $2,487 was primarily due to higher net losses of $44,126, offset by $20,232 of higher depreciation and amortization and $21,407 of variation in other assets and liabilities.

During the first nine months of 2000, cash used in investing activities was $27,118, compared to $353,787 used in the period from inception (October 1999) through December 1999. The decrease is due mainly to the $326,000 of assets purchased in Brazil at the end of 1999 as a result of the acquisition of AT&T do Brasil. During the first nine months of 2000, we have invested $69,182 in property, plant and equipment, $5,213 in payments to the former shareholders of Keytech and $2,257 of payments of acquisition costs. In connection with the AT&T Argentina acquisition, we also issued to the former Keytech shareholders 1,178,689 shares of our Class A common stock.

We expect to make substantial capital expenditures in the final quarter of 2000 and thereafter relating to our existing and planned network development and operations. These expenditures may include:

      o the purchase and installation of fiber optic cable and electronics to expand existing networks and develop new networks, including the connection of new buildings;

      o the purchase and installation of switches, routers, servers and other data-related equipment and related electronics in existing networks for expansion of existing networks and in networks to be constructed or acquired in new markets;

      o finishing the implementation and development of our comprehensive information technology platform; and

      o funding of the commitments to build our domestic infrastructure in Brazil and Argentina, our fiber optic network, and related expenses.

In addition, we expect to use capital resources to fund operating losses and working capital. We also expect interest expense to increase in the near term as a result of our additional drawdowns under our $100,000 revolving credit facility agreement with AT&T Corp., our expected $200,000 subordinated credit facility with AT&T Corp. and anticipated additional substantial vendor financing.

Our strategic plan also calls for expansion into additional market areas within our designated region. This expansion will require significant additional capital for:

      o  potential acquisitions of businesses or assets;

      o  design development and construction of new networks; and

      o the funding of operating losses and working capital during the start-up phase of each market.

In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwith, Inc. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to transmission capacity, effective for fifteen years. The agreement calls for an initial purchase commitment of $32,500 for traffic connection over the course of the next year, with an additional $14,000 of additional capacity, subject to certain discounts, to be purchased within two years. Additionally, there is an initial annual maintenance cost of $1,625, subject to escalations of 3% per year, compounded annually.

CAPITAL RESOURCES

As of September 30, 2000 we had cash and short-term investments of $28,572. On July 28, 2000, Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., extended to us a revolving credit facility for up to $100,000 aggregate principal amount with an annual interest rate equal to 90-day LIBOR, plus 3.75%, payable quarterly. As of September 30, 2000, the available balance was $58,136 after aggregate drawdowns of $41,864. Additional drawdowns aggregating $56,400 were made subsequent to September 30, 2000, resulting in an available balance as of November 14, 2000 of $1,736.

All drawdowns under this revolving credit facility mature on August 28, 2002, except for drawdowns made by AT&T do Brasil. Drawdowns by AT&T do Brasil are due on the 90th day after the borrowing date, but any borrowings will be automatically renewed subject to prepayment requirements in the revolving credit facility agreement. Of the total credit facility uses as of September 30, 2000, $19,000 and $6,700 were used by AT&T do Brasil and AT&T Argentina, respectively, to fund their capital expenditures and working capital needs, $8,125 was used to lease additional capacity from Global Crossing and the remaining $8,000 was used to fund working capital in the different countries.

FirstCom completed its tender offer for its outstanding 14% senior notes due 2007 on August 28, 2000. All of the $150,000 in aggregate principal amount of the notes outstanding was tendered. We financed the tender offer by issuing to Global Card Holdings Inc. 100,000 shares of our non-voting, non-convertible and non-participating 15% Series B cumulative preferred stock having an aggregate liquidation value of approximately $177,107. The shares of 15% Series B preferred stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the 15% Series B preferred stock at any time after August 28, 2004 at a redemption price equal to the liquidation value.

LIQUIDITY ASSESSMENT

We expect to receive in the fourth quarter an additional $200,000 subordinated long-term credit facility from AT&T Corp. and use it to fund our cash requirements described above. In addition, we also anticipate the completion of a substantial vendor financing in the fourth quarter of 2000 or the first quarter of 2001. To fund our remaining cash requirements, we will need to raise funds in addition to cash on hand, the remaining $1,736 available under the revolving credit facility from AT&T Corp., the expected $200,000 subordinated credit facility from AT&T Corp., committed vendor financing and our anticipated additional vendor financing. We may issue debt or make equity offerings in the future, depending on prevailing market conditions. We are not certain whether we will be able to raise sufficient funds on acceptable terms, or at all. Our inability to raise sufficient funds could affect our ability to meet our debt service and other obligations. If we do not obtain other financing by the third quarter of 2001, we will have to postpone most of our capital expenditures until financing is obtained. This would increase our time to market and detract our ability to pursue our growth strategy.

As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement our existing businesses. New sources of capital, such as credit facilities and other borrowings and additional debt and equity issuances, will be necessary to fund any material acquisitions and similar strategic investments.

Our cash needs in the next several years will be affected by several factors. Among them are:

      o  the amount of cash generated from our operations;

      o  whether we change our plans for building and expanding our networks;
         and

      o whether we use cash, issue common stock or increase our debt to complete acquisitions and ventures beyond those currently anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date for this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. Therefore, AT&T Latin America must adopt this standard no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We are currently assessing the impact of SFAS Nos. 133 and 138 on AT&T Latin America.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. We are currently assessing the impact of SAB No. 101 on our results of operations.

RECENT REGULATORY DEVELOPMENTS AND INTERCONNECTION AGREEMENTS

On November 9, 2000, Argentina's telecommunications market was liberalized pursuant to Decree 764/00. As a result, Argentina's telecommunications market is now open to all participants that have obtained or may obtain the requisite licenses. In October, we entered into interconnection agreements with the incumbents in Argentina, Telefonica de Argentina S.A. and Telecom Argentina S.A. We began offering domestic and international long distance services to business customers in Argentina on November 9, 2000, the first date of the liberalization.

In August and September 2000, the Peruvian telecommunications regulator mandated interconnection arrangements between our subsidiary, AT&T Peru, and Telefonica, covering local and long distance. In September, we also signed an interconnection agreement with another Peruvian carrier, Teleandina, covering long distance, which is subject to approval by the regulator.

STOCK OPTIONS

In connection with the FirstCom merger, each option or warrant to purchase FirstCom common stock was converted into one option or warrant to purchase a share of AT&T Latin America Class A common stock.

In addition, immediately after the completion of the merger, our board of directors approved our 2000 long-term incentive plan. This plan is designed to encourage eligible participants to acquire a proprietary and vested interest in our growth and to generate an increased incentive to contribute to our future success and prosperity through meaningful ownership of Class A common stock. This should enhance our ability to attract and retain individuals of exceptional managerial talent. The plan permits the award of stock options, stock appreciation rights, restricted stock and restricted units, performance stock and performance units, deferred stock units, cash performance bonuses and other awards that the compensation committee of the board of directors may determine from time to time. The board of directors has authorized the issuance of options for the purchase of shares of our Class A common stock in an amount equal up to approximately 17.4 million shares, or 15% of our total outstanding capital stock at the time the FirstCom merger was completed. Concurrently with the approval of the long-term incentive plan, the board of directors approved the grant by management of options to purchase up to approximately 2.8 million shares of Class A common stock to employees.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation and exchange rate variations may have an adverse effect on AT&T Latin America's results of operations and financial condition. A substantial portion of AT&T Latin America's purchases of capital equipment, as well as all interest payable on its revolving credit facility with AT&T Corp., is payable in U.S. dollars. To date, except in Brazil, we have not entered into hedging or swap contracts to address currency risks because our customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate.

Brazilian law prohibits AT&T Latin America from denominating its contracts with customers in Brazil or to link them to the exchange rate between the Brazilian real and the U.S. dollar. Our expanded operations in Brazil have, and will continue to, increase our exposure to exchange rate risks. In addition, Brazil borrows U.S. dollars form banks to finance its import purchases. It also borrows U.S. dollars on an intercompany basis to support capital expenditures and working capital needs. AT&T do Brasil's risk management objective is to reduce the variability in the amount of expected cash flows that might be caused by changes in foreign currency exchange rates. Accordingly, AT&T do Brasil has designated 100% of its U.S. dollar borrowings as "hedged items." As of September 30, 2000, there were hedging contracts in effect to cover $7,354 of import financings in Brazil.

Where sales to customers of AT&T Latin America are denominated in local currencies, substantial or continued devaluation in such currencies relative to the U.S. dollar could have a negative effect on the ability of customers of AT&T Latin America to absorb the costs of devaluation. This could result in AT&T Latin America 's customers seeking to renegotiate their contracts with it or, failing satisfactory renegotiation, defaulting on such contracts. In the future, if third party foreign currency exposure increases, AT&T Latin America may enter into additional hedging transactions to mitigate any related financial exposure.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the tender offer and consent solicitation for FirstCom's 14% senior notes due 2007, which was completed on August 28, 2000 immediately following the FirstCom merger, AT&T Latin America issued shares of its 15% Series B cumulative preferred stock to Global Card Holdings with an aggregate liquidation value of $177,107. As the holder of these shares, Global Card Holdings is entitled to receive dividends at an annual rate of 15%, payable in cash semi-annually. So long as any shares of the Series B preferred stock are outstanding, AT&T Latin America may not pay any dividends on, or repurchase, any shares of its junior stock, including the Class A common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Quarterly Report.

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the Nine Months
                                    ended September 30, 2000

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed by AT&T Latin America on September 12, 2000 relating to the completion of the FirstCom merger and the tender offer and consent solicitation for the 14% senior notes due 2007 of FirstCom Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT&T LATIN AMERICA CORP.




By: /s/ MICKEY M. SCHLEIEN                               NOVEMBER 14, 2000
   ----------------------------------                    -----------------
    Mickey M. Schleien                                   Date
    Acting Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT                        DESCRIPTION
     -------                        -----------
      27                            Financial Data Schedule for the nine months
                                    ended September 30, 2000