Form 10-K
period 2000-12-31
AT&T LATIN AMERICA CORP
filed 2001-04-02
CIK 1113527

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended December 31, 2000

                        Commission file number: 0-31010

                            AT&T LATIN AMERICA CORP.
             (Exact name of Registrant as Specified in Its Charter)

                  DELAWARE                                        22-3687745
(State or Other Jurisdiction of Incorporation)       (I.R.S. Employer Identification No.)

  220 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA          33134
   (Address of principal executive offices)         (Zip code)

       Registrant's telephone number including area code: (305) 459-6300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
               CLASS A COMMON STOCK, $0.0001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2001, 43,214,758 shares of the registrant's Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant's Class B common stock, par value $0.0001 per share, were outstanding. As of March 20, 2001, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the $2.6875 closing price for the registrant's Class A common stock on the Nasdaq National Market on March 20, 2001 was approximately $112,000,000. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2000 are incorporated herein by reference in response to Part III, Items 11 through 13, inclusive.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     Some of the statements under "Management's Discussion & Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs as well as on a number of assumptions concerning future events made by, and information currently available to, management. These statements involve known and unknown risks, uncertainties and other factors, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed in or implied by the forward-looking statements.

     Forward-looking statements include but are not limited to statements and references about the following matters:

     - expectations and estimates of completion dates, construction costs, subsequent maintenance expenses and network expansion;

     - expectations and estimates as to the amount of cash requirements to implement our growth strategy and as to our ability to obtain financing;

     - expectations concerning growth and demand for communications services;

     - expectations about the sources of revenues and the percentage breakdown of sources of revenues;

     - our ability to implement successfully our growth strategy and to sell capacity on our networks; and

     - future financial performance, including growth in sales and income.

     In addition to matters that are described in this Annual Report on Form 10-K and the exhibits hereto, the following factors, among others, could cause AT&T Latin America's actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this Annual Report on Form 10-K or its exhibits:

     - inaccurate forecasts of customer or market demand;

     - the rate of expansion of our networks and customer base;

     - changes in communications technology and/or the pricing of competitive products and services;

     - highly competitive market conditions;

     - access to financing on acceptable terms and conditions;

     - loss of one or more important customers;

     - acquisitions by us and our ability to integrate successfully any acquired businesses or technologies into our operations;

     - changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;

     - our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks;

     - volatility of our stock price; and

     - changes in economic and political conditions in the countries in which we operate.

     AT&T Latin America undertakes no obligation to publicly release any updates or revisions to any forward-looking statements, which are made as of the date of this Annual Report on Form 10-K, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

                                    BUSINESS

     We were organized as a Delaware corporation in October of 1999 by AT&T Corp. We acquired our Brazilian subsidiary, AT&T do Brasil (formerly known as Netstream), in December 1999 from our controlling shareholder, AT&T Corp., in exchange for shares of our Class B common stock plus $10.0 million in cash. We completed the acquisition of our Argentine subsidiary, AT&T Argentina (formerly named Keytech LD, S.A.), in June 2000. At the time of its acquisition, AT&T Argentina was a development stage broadband communications company in Argentina with a limited amount of assets, consisting mainly of signal transmission equipment. In August 2000, we completed our merger with FirstCom Corporation, which was a U.S. publicly traded communications company with operations in Chile, Colombia and Peru.

     We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Broadband communications services are communication services delivered over high speed, high capacity transmission systems. Our communications services include data, Internet, local and long distance voice, web hosting and managed network services. We focus primarily on business customers with growing and diverse broadband communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced networks which interconnect with other third party networks.

     GROWTH STRATEGY. Our objective is to be a leading facilities-based provider of integrated high-bandwidth communications services to businesses in key Latin American markets in the countries where we operate. To achieve this objective, we intend to:

     - focus on business customers in major Latin American metropolitan areas;

     - offer a broad portfolio of advanced business communications services relationships;

     - capitalize on our relationships with AT&T Corp. and its affiliates and ventures;

     - provide consistent and superior service levels by being a customer-oriented organization under the AT&T brand; and

     - pursue growth through our own network construction and leased facilities, as well as selective strategic acquisitions and alliances.

     Our business had the following operating characteristics as of December 31, 2000:

                                                                 DECEMBER 31, 2000
                                             ---------------------------------------------------------
                                                                                                AT&T
                                                                                                LATIN
                                                                                               AMERICA
                                             ARGENTINA   BRAZIL   CHILE    COLOMBIA    PERU     TOTAL
                                             ---------   ------   ------   --------   ------   -------
Network route kilometers
     Metropolitan..........................       16        734      511     1,129     1,570     3,960
     Domestic (Long-haul)..................       --         --       --     1,225        --     1,225
                                               -----     ------   ------    ------    ------   -------
          Total............................       16        734      511     2,354     1,570     5,185
Total fiber kilometers.....................    1,383     52,417   10,361    29,605    35,846   129,612
Number of buildings connected..............        1        820      469     1,163     1,522     3,975
Ports in service...........................       32      7,002    1,495     2,814     1,424    12,767
Permanent virtual circuits active..........       28      3,630    1,296     2,015     1,231     8,200
Number of dedicated data and Internet
  customers................................       20        816    1,148       380     1,028     3,392
Number of employees........................      291        517      361       242       404     1,815*

- ---------------

(*) Excludes 56 employees at corporate headquarters.

NETWORKS

     Our networks primarily use the asynchronous transfer mode, or ATM, transport technology, which enables us to accommodate many different types of information traffic systems and permits transmission of a mix of voice, data and video. Our networks also utilize the Internet Protocol, or IP, standard to route the traffic over the ATM transport technology. IP is an inter-networking standard that enables communication across the large collection of networks constituting the Internet regardless of the hardware or software used.

     We prioritize the deployment of our network facilities to reach and cover corporate office buildings, office parks and other high concentrations of businesses and potential business customers. In doing so, we seek to maximize our return on investment.

     Our network is currently in Buenos Aires, Argentina; Sao Paulo, Rio de Janeiro, and Belo Horizonte, Brazil; Santiago, Chile; Bogota and Cali, Colombia; and Lima/Callao, Peru. We continue to expand our network infrastructure to cover the most significant commercial financial and industrial areas of these cities. We also expanded our service area in 2000 to include Brasilia, Campinas, Porto Alegre and Curitiba, Brazil, as well as 10 additional cities in Brazil, primarily through third party networks. We expect to focus increasingly on revenue generation and on maximizing the efficiency of our network and operations, rather than on expansion of our network to additional cities. We will expand into other cities based on our judgment of the revenue and customer opportunity and on the ability to raise additional capital resources.

     Our broadband communications networks in the cities in which we have the greatest presence consist of the following components:

     - a network operations center, operating on a 24-hour/7-day basis, where we monitor and supervise the network and service performance;

     - primary, or backbone, rings with 48, 72 or 144-strand fiber optic cable and concentration nodes (ATM switches) connected to one central node;

     - numerous secondary rings of 36, 48 or 72-strand fiber optic cable and building premise equipment (BPE) connected to a concentration node;

     - for each building served, an access cable of 2 to 24-strand fiber optic cable connecting business premise equipment with the secondary ring; and

     - for each customer in a building, a fiber optic, coaxial or copper cable connecting the customer premise equipment with the building premise equipment.

     Because our network is based on fiber optic technology and uses ATM/IP switching and transmission technology, we are able to offer the following benefits to our customers:

     - an integrated package of voice, data and video transmission services, from a single provider;

     - high speed data transmission and the ability to increase bandwidth easily with low incremental capital investments;

     - flexibility to activate intranet, extranet and Internet services;

     - an ability to accommodate flexibly the traffic demand of small, medium and large networks, such as dial-up networks used by Internet service providers and other complex networks used by financial institutions, multinational corporations, universities and government entities;

     - a high degree of transmission quality, with negligible error rate and lost traffic; and

     - maximum availability of the customer's internal and external networks and externally transmitted data through features that allow the networks to re-route automatically any transmission over the network that is held up by faulty equipment or line damage.

     Our communications equipment vendors actively participate in planning and developing electronic equipment for use in our networks. We currently obtain ATM equipment, optical transmission equipment, IP-based routers and voice switching equipment mainly from Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks Ltd. Optical transmission equipment uses a technology, DWDM, or dense wave division multiplexing, that maximizes the use of the fiber optic capacity. Because we use existing communications technology rather than developing new technology, our research and development expenditures are not material.

     In each country, we use local contractors to install our underground and aerial fiber network.

     We interconnect the cities where our networks are by either building, purchasing or leasing capacity. We also entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc. which provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to points of presence in the United States, effective for fifteen years.

SERVICES

     Our customers demand high quality, cost effective communications services with simplified interfaces. We believe that larger and more sophisticated customers expect us to anticipate their communications requirements and provide customized solutions. By offering an integrated package of advanced as well as basic services, we believe we can access a larger market, enhance customer retention, achieve higher margins and reduce the cost of acquiring new customers.

     Our integrated portfolio of services in the countries in which we operate falls into two principal categories, data/Internet and voice services. We also offer web hosting and network managed services.

     DATA/INTERNET SERVICES. Our data and Internet services include the following:

     - IP Data Services. Our IP data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services. The basic infrastructure plus supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers' needs.

     - Internet Services. Our Internet services consist of dial-up and dedicated access services offered primarily to businesses, as well as wholesale Internet services offered to Internet service providers. Our integrated package of wholesale Internet services allows Internet service providers to purchase and lease their entire access infrastructure from us.

     VOICE SERVICES. Our voice services allow us to provide high quality, reliable voice communications. Services range from the provisioning of office or campus services to building a complete voice network covering multiple locations. Customers can place and receive calls originating and terminating from outside our networks through interfaces with other private networks and with public networks.

     In February 2001, we signed a regional distribution agreement with Concert, the global venture between AT&T Corp. and British Telecommunications plc, that allows us to distribute Concert international data services to our customers. We expect to begin offering Concert international frame relay services by the third quarter of 2001, which will allow us to offer to our customers private line connections to multiple destinations around the world.

OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

     For financial information about our segments and geographic areas, see Note 11 of our financial statements, which is included in this Annual Report on Form 10-K.

CUSTOMERS

     ARGENTINA. We are developing operations in Argentina through our subsidiary, AT&T Argentina S.A. (formerly Keytech LD), which we acquired in June 2000. At that time, AT&T Argentina served a small number of customers by reselling services from other communications providers. Following market deregulation in November 2000, AT&T Argentina launched domestic and international long distance voice services in November. As of December 31, 2000, AT&T Argentina served 20 data and Internet customers and approximately 1,750 total customers. Our customers in Argentina today include, among others, Johnson & Johnson, Compaq, Gartner Group and 3M.

     BRAZIL. Our customer base in Brazil has grown rapidly since AT&T do Brasil (formerly Netstream) began commercial operations there in 1998. As of December 31, 2000, our Brazilian operations had 816 data and Internet customers and approximately 850 total customers.

     Our customers in Brazil today include, among others:

     - the stock exchange (Bovespa) and the commodities exchange of Sao Paulo;

     - numerous Brazilian and international banks, brokers, insurance companies and other financial institutions including Banco Santander, Bank of America, BankBoston, Barclay's Capital, Bradesco, Itau, JP Morgan, and Unibanco;

     - information and consulting businesses, including Agencia Estado, Bloomberg, Booz Allen Hamilton, Deloitte Consulting, and Reuters;

     - content providers, including AOL Brasil, IFX and Origin; and

     - global and regional multinational corporations, including Olivetti, IBM, Intel, Nokia, Fiat and Pepsico.

     CHILE. As of December 31, 2000, our Chilean operations had 1,148 data and Internet customers. We also provide domestic and international long distance services to approximately 1,100 active business customers and more than 11,700 active residential customers. In addition, we provide casual dialing services to approximately 170,000 non-subscriber users.

     Our customers in Chile today include, among others:

     - the Santiago World Trade Center;

     - banking institutions, including Chase Manhattan Bank and Banco de Credito e Inversion;

     - universities, such as Pontificia Universidad Catolica de Chile, Universidad de Santiago and Universidad Catolica de Valparaiso;

     - press and media groups, such as El Mercurio, La Nacion, Canal 13 TV and Metropolis Intercom;

     - international logistics services providers, such as P&O Nedlloyd and Reuters;

     - communications carriers, including GlobalNet, Entel Chile and Manquehue; and

     - government entities, such as the Ministerio del Interior (State Department).

     COLOMBIA. As of December 31, 2000, our Colombian operations had more than 400 customers in Colombia, including 380 data and Internet customers. Our customers in Colombia today include, among others:

     - banking institutions, such as Banco Granahorrar, ABN Amro and Lloyds PBS;

     - financial content providers, including Bloomberg and Bridge; and

     - communications carriers such as Telecom Colombia, Global One, Impsat, BellSouth, and Telefonica Data.

     PERU. As of December 31, 2000, our Peruvian operations had 1,028 data and Internet customers and more than 31,600 customers contracted for long distance service.

     Our customers in Peru today include, among others:

     - numerous banking institutions, including Interbank and Asbanc;

     - multinational corporations, such as Swissotel;

     - department stores such as Saga Falabella S.A.; and

     - supermarket chains, including Santa Isabel S.A.

SALES, MARKETING AND CUSTOMER SERVICE

     We seek to build collaborative, long-term relationships with our customers by offering them a broad portfolio of communications services, by continuously monitoring and identifying their changing communications needs and by leveraging one or more of our services into a partnership with the customer in which we become the single source provider of all of the customer's communications needs. We believe that, in addition to providing our customers with good value, our sales and marketing approach allows us to integrate our services into bundled packages, which improves gross margins by encouraging customers to use a greater number of, and more advanced, services. Prices charged to customers vary in accordance with the customers' requirements based on the number of locations, types of services, transmission rates and length of service agreements.

     Our sales force is trained to emphasize our customer-focused sales and service efforts, including our provision of 24 hour/365 day customer service centers. Customers can contact us directly through our sales force, field support or call center or via the Internet. We provide customer assistance, at all hours, in either Portuguese or English in Brazil and in Spanish in the other countries in which we operate. We also regularly solicit our customers' assessment of our services and support through third party research in order to understand their preferences and to enhance their overall satisfaction with us.

     We have also developed and installed customer-focused software designed to provide integrated communications services. This software permits us to present our customers with one fully integrated monthly billing statement for local, long distance and international voice services, data services and Internet access, and will also permit us to include additional services, when available.

     We compensate sales people by a combination of salary and commission plans. Our sales force prioritizes target users not only by their size and potential usage of advanced communications services, but also by their proximity to our existing network. Our current commission structure rewards sales to existing customers and new customers in buildings already connected to the network, as well as customers in target buildings within a short distance of the existing network.

     Our sales force is supported by experienced engineering personnel whose objective is to organize the efficient delivery of communications solutions to each customer. The technical staff's role includes the proper coordination of vendor service components, customer site preparation and installation, testing, delivery and maintenance of the communications solution for the customer.

REGIONAL VEHICLE AGREEMENT WITH AT&T CORP.

     We entered into a "regional vehicle agreement" with AT&T Corp. at the time of the FirstCom merger. This section describes the material terms of the regional vehicle agreement and related provisions of our certificate of incorporation.

  Purpose

     The parties defined the overall scope and nature of our operations in the regional vehicle agreement as well as in our certificate of incorporation.

  Scope

     The regional vehicle agreement and the certificate of incorporation define:

     - where we may operate;

     - what communications services we may provide and, in some cases, to whom those services may be provided; and

     - the conditions under which AT&T Corp. and its affiliates may compete with us.

  Term

     The regional vehicle agreement has an indefinite term and in general will terminate only by mutual agreement of ourselves and AT&T Corp. However, AT&T Corp. may terminate the regional vehicle agreement at any time after the termination of our service mark license agreement with AT&T Corp., which license agreement governs our use of the AT&T service mark and logo in our business.

OUR REGION

     Our certificate of incorporation permits us to operate only in the countries of South America and the Caribbean, plus Panama but excluding Cuba. In addition, the regional vehicle agreement restricts us from operating in Venezuela.

OUR SERVICES

     Our certificate of incorporation limits our business generally to the provision of telecommunications services. Following is a description of the services that we are permitted to provide under the regional vehicle agreement, as well as limitations on our services:

     PERMITTED SERVICES.  We may provide the following services:

     - long distance;

     - 1-800/toll-free;

     - local voice delivered through fixed lines;

     - Internet access;

     - e-commerce or electronic commerce;

     - fixed wireless for network connections;

     - video conferencing;

     - web hosting, which involves providing or managing equipment to operate an Internet web site;

     - voice over Internet Protocol, which involves the transmission of voice over an inter-networking standard that enables communication across the Internet regardless of the hardware or software used;

     - AT&T calling card services, and AT&T Direct(R) services, which allow callers to access AT&T networks from points throughout the world;

     - dedicated line services, which involve the leasing of network lines expressly for connecting two or more users. These dedicated lines establish a permanent circuit dedicated solely to the use of the particular customer;

     - switched digital services, which allow users to establish end-to-end digital connections over shared facilities on an as-needed basis, similar in concept to making a telephone call; and

     - virtual network services, which involve a connection of customer networks to an operator's network to create an overall capability for voice and data services that acts functionally like a network owned or operated exclusively by that customer.

     We may also provide data services using the following protocols for transmitting data over a communications network:

     - packet X.25, an older protocol designed for transmitting data files in pieces or "packets" over analog communications networks that were originally designed for voice traffic;

     - frame relay, a newer protocol designed for transmission of data over digital networks in packets of varying length; and

     - ATM, or asynchronous transfer mode, an even newer protocol, designed for transmitting data in fixed-size packets or "cells" to enable networks to accommodate many different transmission systems and permit transmission of a mix of voice, data and video.

     PROHIBITED SERVICES. The regional vehicle agreement limits our ability to provide some services. We may not provide:

     - mobile wireless/personal communications services;

     - cable telephone or cable services, which include telephone, data and video services, as well as Internet access, delivered through networks typically used to deliver cable television; or

     - cross-border transport services between two or more countries to international carriers and select services involving the arrangement, management and delivery of termination of international communications traffic.

     In addition, we may not provide solutions services, such as outsourcing professional services and systems integration. Outsourcing professional services include:

     - providing professional services relating to network architecture validation, implementation, operations and life cycle management, which include confirming that a network's design works efficiently, installing and testing network equipment and managing the need for change to the network;

     - business process consulting and migration planning and implementation, which include planning to ensure that a customer's network properly supports the customer's objectives and planning for and implementing changes to that network; and

     - ownership and acquisition of assets from and on behalf of customers related to providing outsourcing professional services.

     Systems integration involves:

     - advising clients how best to use information technology to achieve their ends and to reengineer business processes to make organizations work more effectively;

     - specifying, designing or building integrated business systems for or on behalf of clients;

     - managing the change to those systems for or on behalf of clients;

     - supporting, maintaining, enhancing, operating or further developing those systems for or on behalf of clients, providing program or project management and integration of customer-defined individual customer solutions; and

     - providing other related services required or requested by clients in connection with the services listed above.

     Systems integration services do not include the underlying capability to provide services.

     MANAGED NETWORK SERVICES. Although we may not provide solutions services, we may provide managed network services to companies other than multinational corporations reserved for the Concert global venture between AT&T Corp. and British Telecom. Managed network services include providing:

     - services to a customer that consist solely of providing and maintaining the elements of a customer's wide area communications network, which is a network connecting two or more customer sites, each of which may operate an internal local area network;

     - services to the extent relating to a customer's wide area communications network, directly related planning, design, installation, maintenance and ongoing support functions; and

     - equipment on the customers' premises at the interface between a wide area communications network and the remainder of the customer's networking environment insofar as that equipment facilitates:

          - the maintenance of the customer's wide area communication services;

          - the recording of performance data with respect to the customer's wide area communications services;

          - the provisioning of new wide area communications services to the customer or changes in the parameters of these services; or

          - the integration of multiple wide area communications services, excluding in the case of the first two items listed in this paragraph any such service or equipment that materially extends services beyond the interface described above further into the customer's non-wide communications network.

     We do not believe that this restriction on our providing managed network services to multinational customers reserved for Concert will materially affect our ability to implement our growth strategy.

     To the extent we provide services under the AT&T Latin America brand or other AT&T Corp. brands, there are service limitations in the service mark license agreement with AT&T Corp., which are described below.

COMPETITION BY AT&T CORP.

     The regional vehicle agreement limits the ability of AT&T Corp. and its subsidiaries to compete with us. It also places obligations on AT&T Corp. if it acquires our competitors with specific characteristics, as described below.

     The limitations on competition and the obligations of AT&T Corp. relating to the acquisitions of competitors discussed below do not apply to Concert or companies related to the AT&T Global Network Services companies, AT&T Corp.'s Liberty Media group or AT&T Corp.'s acquisition of MediaOne or to any person in which any of those companies has an equity interest.

     In addition, restrictions relating to competition with us do not apply to:

     - services using assets owned or controlled by the AT&T Global Network Services companies; or

     - services provided by AT&T Corp. or its subsidiaries in connection with providing managed network services or outsourcing professional services.

     Outsourcing professional services include the provision of professional services relating to network architecture validation, implementation, operations and life cycle management. These services include business process consulting, migration planning and implementation, but not managed network services. Outsourcing professional services also include the ownership and acquisition of assets from and on behalf of customers related to the provision of outsourcing professional services.

     COMPETITIVE SERVICES. Except as described above, AT&T Corp. and its existing subsidiaries may not offer customers a number of services in our region unless they are obtained from us. These services include:

     - long distance;

     - 1-800/toll-free;

     - local voice delivered through fixed lines;

     - Internet access;

     - dedicated line services, which involve the leasing of network lines expressly for connecting two or more users. These dedicated lines establish a permanent circuit dedicated solely to the use of the particular customer;

     - switched digital services, which allow users to establish end-to-end digital connections over shared facilities on an as-needed basis, similar in concept to making a telephone call; and

     - virtual network services, which involve a connection of customer networks to an operator's network to create an overall capability for voice and data services that acts functionally like a network owned or operated exclusively by that customer.

     These services also include data services using the following protocols for transmitting data over a communications network:

     - packet X.25, an older protocol designed for transmitting data files in pieces or "packets" over analog communications networks that were originally designed for voice traffic;

     - frame relay, a newer protocol designed for transmission of data over digital in packets of varying length; and

     - ATM, or asynchronous transfer mode, an even newer protocol designed for transmission of data in fixed-size packets or "cells" that enable networks to accommodate many different transmission systems and permit transmission of a mix of voice, data and video.

     REGIONAL ACQUISITIONS. AT&T Corp. and its subsidiaries may acquire our competitors. However, except as described below, if that competitor earned more than half of its revenues in the previous fiscal year in our region of operations from the services described under the above heading "Competitive Services", AT&T Corp. or its relevant subsidiary would be required either to:

     - cause that competitor to cease offering those services; or

     - offer to sell to us for cash at fair market value the portion of the competitor's business that primarily relates to those services in our region of operations.

     That offer must be made within either eighteen or thirty months of the acquisition of the competitor, depending on how much of the competitor's business is derived from our geographic region. No offer to purchase is required if it would:

     - violate any law or a pre-existing contractual obligation of the competitor;

     - violate a contract that is binding on any material assets of the competitor;

     - result in a tax on an AT&T Corp. entity that is material in relation to the price paid for that portion of the business; or

     - in the good faith determination of the board of directors of the relevant AT&T Corp. entity, violate its fiduciary duties to minority shareholders of the relevant company.

     If we do not accept such an offer for a competitive business, the acquired competitor may compete with us.

RESTRICTIONS ON OUR BUSINESS RELATED TO CONCERT

     Additional restrictions on our business would apply if we and our subsidiaries receive more than an aggregate of $150 million revenues in any year from providing services over cross-border networks in which we have an equity interest. The maximum revenue figure represents an amount of this type of revenues significantly higher than our growth strategy contemplates to generate from these services. That is because we do not expect that the cross-border networks in which we will have an equity interest will be material.

     These additional restrictions would prohibit us from offering, selling or distributing to multinational corporations reserved for Concert by AT&T Corp. and British Telecom, except through Concert, communication services, which consist of:

     - those services and applications, including enhanced services and applications, that involve the transmission of voice, data, sound, music, still and moving image or video and other elements by fixed media, or radio or other wave signal;

     - any similar or substitute service available or offered from time to time; and

     - the business of developing, designing or offering content-based applications.

     The additional restrictions would also prohibit us from:

     - offering, distributing or providing to any customers select communications services between countries that are provided or targeted to businesses and to their employees in their capacity as employees, except through Concert; and

     - owning, operating, leasing or managing facilities predominantly used to provide services between or among two or more countries.

SERVICE MARK LICENSE AGREEMENT WITH AT&T CORP.

     AT&T Corp. has entered into a service mark license agreement with us that became effective when the FirstCom merger was completed.

     Service Marks. AT&T Corp. licenses to us service marks, including "AT&T" and the AT&T with a fanciful globe design mark, to us for our use in the provision of our services in our region. We may also use the "AT&T" mark as part of our trade and corporate names so long as at least half of the licensed services -- namely, those grossing the highest revenue -- meet service specifications provided by AT&T Corp. We may not use any mark other than a mark licensed by AT&T Corp. for the services described under the heading "Services" above without AT&T Corp.'s consent.

     Brand Fee. During each year of the term of the service mark license agreement, we pay a brand-fund fee to AT&T Corp. each year equal to the greater of $5.0 million and a designated percentage of our gross revenues. Initially the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% in the third year of the initial term and to 2.5% in the final two years of the initial term. The brand-fund fee is used exclusively to develop the brand and support our communications activities in the region, including advertising in support of the brand, staff support to develop our communications activities and monitoring brand activities in the region through customer satisfaction studies, market research and management of the corporate identity.

     Term; Termination. The initial term of the license is until August 28, 2005. The agreement will automatically renew for an additional five years if we are not in material default under or breach of the license agreement. AT&T Corp. may terminate the license prior to the end of its scheduled term if AT&T Corp. no longer owns shares having voting control of our company or if we misuse the marks or otherwise materially breach our obligations under the service mark license agreement and are not able to correct the breach in a timely fashion.

COMPETITION

     The communications industry has become increasingly competitive due to privatizations and market liberalization processes, among other factors. This trend is expected to continue as established and new operators continue to implement their strategies to maintain or increase their market shares and new participants enter the market. In general, competition in communications services is based on:

     - price and pricing plans;

     - the types of services offered;

     - customer service;

     - brand position;

     - access to customer premises;

     - communications quality, reliability and availability; and

     - the ability to provide high quality data communication services and technical support.

     We anticipate that we will continue to experience downward pressure on prices for our services as competition remains strong and market liberalization continues. However, we expect that we will continue to generate revenue growth because we believe the growth in bandwidth and service usage by our target corporate customer segment will offset or exceed the effect of the decline in prices over the next several years.

     ARGENTINA. We believe that our principal competitors in Argentina are Telecom Internet S.A. and Advance Telecomunicaciones S.A., which are data transmission companies controlled by Telecom Argentina S.A. and Telefonica de Argentina S.A. Telecom Argentina and Telefonica de Argentina are the incumbents in northern and southern Argentina, respectively. Telecom Internet and Advance Telecomunicaciones use the infrastructure of their incumbent owners to deliver services to their customers. Impsat S.A., a satellite and broadband service provider, is also a significant competitor. There is increased competition from both the incumbent operators, as well as new market entrants, such as Diveo and MetroRed, as a result of the liberalization of Argentina's communications market in November 2000. AT&T Argentina, which only began providing its own services in November 2000, does not yet have material revenues.

     BRAZIL. The strongest operators in Brazil's telecommunications market are the incumbent carriers, which are companies remaining after the break up and privatization of Telebras, the former state-owned monopoly. These incumbents include Embratel, the former long-distance arm of Telebras and three local carriers, Telefonica do Brasil (formerly Telesp), Brasil Telecom (formerly Tele Centro Sul) and Telemar (formerly Tele Norte Leste), each serving a different geographic area. Embratel, which has operated historically as Brazil's long distance carrier, is controlled by a consortium led by Worldcom. Brasil Telecom is controlled by a consortium led by Telecom Italia. Embratel is the leader in Brazil in corporate communications and data solutions. In addition, two "mirror companies" created by the auction of mirror licenses following the Telebras privatization provide local services over public switched networks in areas served by the incumbent carriers. These are Vesper (mirror to Telefonica and Telemar) and Global Village Telecom (mirror to Brasil Telecom). Intelig, a mirror company to Embratel, provides domestic and international long distance in Brazil. Emerging competitors in the Internet and data services markets include MetroRed, Impsat, Pegasus and Diveo. These emerging competitors, like AT&T do Brasil, hold specialized limited licenses.

     CHILE. Chile opened its fixed local and long distance markets to competition in 1994 and its communications market continues to be very competitive. There are more than seven fixed local service providers (although not all of them offer services nationwide) and about the same number of operators in the long distance segment. Currently, five providers offer both local and long distance services. Three of them also offer data services, namely, Telefonica Empresas, Entel and Manquehue Net. Although somewhat new,

Teleductos S.A is becoming increasingly competitive in the data market. We believe that in Chile our main competitors in the data transmissions market are Telefonica Empresas, Entel and Teleductos. In the fixed voice market, our competitors are the former incumbents Telefonica CTC and Entel Chile.

     COLOMBIA. Colombia's communications market has historically been dominated by the incumbent long distance operator, TELECOM (Empresa Nacional de Telecomunicaciones). TELECOM owns approximately 5% of the equity interest of our subsidiary, AT&T Colombia. There are several companies that provide value-added services to corporate customers, although their services are mainly satellite-based and/or based on metropolitan networks owned by third parties. In the metropolitan areas, specifically in Bogota, there are a limited number of high-speed communication service providers. Notwithstanding, Teledatos, a last-mile provider in Bogota, and Emtelco, a value-added services provider, appear to be growing in their respective market niches. We believe that our main competitors in data and Internet services are TELECOM and Impsat. Impsat Colombia has strong local presence primarily servicing customers using their satellite network and through metropolitan networks of third parties.

     PERU. Telefonica del Peru, a subsidiary of Telefonica de Espana, is the predominant operator in Peru's communications market. Telefonica del Peru was formed by the merger in 1994 of the former incumbents, Compania Peruana de Telefonos and ENTEL. BellSouth, formerly Tele2000, is another important competitor that focuses primarily on cellular and public pay phone services in Lima and other Peruvian cities. BellSouth also provides frame relay services over its own small fiber optic loop. Frame relay services are delivered using the frame relay transfer mode designed for transmission of data over digital networks in packets of varying length. Our subsidiary, AT&T Peru, is second to Telefonica del Peru in market share for voice and data transmission services excluding wireless communications.

EMPLOYEES

     As of December 31, 2000, we had a total of 1,871 employees.

     We believe that our future success depends in large part on our continued ability to attract and retain highly skilled and qualified personnel. We believe that we offer prospective employees competitive compensation and benefits as well as the opportunity to work with advanced technology in a high-growth company. However, we cannot assure you that we will be able to attract and retain an adequate number of qualified employees to meet our hiring objectives. As is the case throughout the countries where we operate, we also regularly use the services of contract technicians for the installation and maintenance of our network. We believe that our relations with our employees are good.

REGULATIONS AND LICENSES

     ARGENTINA. The Argentine government's liberalization of the telecommunications sector began in 1989 with the restructuring and privatization of ENTEL (Empresa Nacional de Telecomunicaciones), the state-owned monopoly telecommunications operator, into two regional telecommunications service providers. Two consortia purchased these regional incumbent providers: Telecom Argentina (Telecom Italia and France Telecom) which operates in the northern region of Argentina and Telefonica de Argentina (Telefonica de Espana and financial partners) which operates in the southern region of the country. The exclusivity in basic telephone services enjoyed by the incumbents ended in 1999 when two consortia led by Movicom (Compania de Radio Comunicaciones Moviles (a BellSouth affiliate)) and CTI (Compania de Telefonos del Interior (a GTE Mobile Communication International affiliate)) respectively, were authorized to offer nationwide local and long distance services.

     The national data and valued added services were not included in the exclusivity granted to the incumbents. Consequently, any telecommunications provider could apply for licenses to provide such services. At least eight main companies, including Telefonica de Argentina and Telecom Argentina (through their affiliates), Keytech LD (now AT&T Argentina) and Impsat, initiated such operations using terrestrial and satellite-based access platforms.

     In March 1998, the Argentine government set up a plan to liberalize the market by November 2000. In September 2000, Decree No. 764 enacted new rules on interconnection, licensing, universal service, and spectrum administration. As all market segments were opened, AT&T Argentina, among other companies like Impsat, MetroRed and Diveo, were authorized to offer not only data and value added services, but also local and long distance telephony.

     Under the new interconnection regime, AT&T Argentina was able to enter into interconnection agreements with the incumbents Telecom Argentina and Telefonica de Argentina, on October 19, 2000 and October 24, 2000, respectively. AT&T Argentina is in the process of negotiating agreements with other network operators.

     Further market liberalization can be expected as the regulator (the Secretariat of Communications) gains institutional strength and continues its efforts to design policies for the implementation of a multi-carrier system (a system that allows end-users to select a long distance carrier of their choice on a call-by-call or contractual basis), network unbundling and collocation, numbering translation services (NTS), and number portability. Once fully operative, we expect these and other regulatory changes will heighten market competition.

     BRAZIL. Brazil's telecommunications laws were significantly revised in September 1997 when the Brazilian legislature enacted the General
Telecommunications Law and authorized the creation of ANATEL, the sector's regulatory agency.

     In 1998, the Telebras operating companies were privatized and its fixed-line communications business was divided into three incumbent local carriers, Telefonica (formerly Telesp), Brasil Telecom (formerly Tele Centro
Sul), Telemar (formerly Tele Norte Leste), each of which serves a different geographic area, and Embratel, the long distance carrier.

     The Brazilian government then sought to create a regulated duopoly structure by selling at auction "mirror" licenses allowing one competitor to provide communications services over public switched networks in each of the three areas, and one competitor to provide long distance services (a public switched network is a network available to all users and not dedicated to a particular user). These "mirror companies" are Vesper (mirror in two regions, for Telefonica and Telemar), Global Village Telecom (mirror in one region, for Brasil Telecom) and Intelig (mirror for Embratel, in long distance services).

     Under the new regulatory framework, Brazil's telecommunications services were classified as restricted services or collective interest services. Further, services are offered under either the public regime or the private regime. Services offered under the public regime are highly regulated and subject to universal service obligations. The former Telebras companies operate under this regime. These services are provided under a concession or permission. Services offered under the private regime, while also regulated, are not subject to universal service requirements or price regulation. In addition, regulations preclude any practices considered anticompetitive or predatory. Instead of requiring a concession, as public services do, these services require an authorization that entails the execution of an adhesion contract with ANATEL.

     As currently defined, collective interest services are those that must be provided by the service provider to any interested party, under non-discriminatory conditions. A restricted interest service is intended for the sole use of the service provider or of certain user groups selected by the service provider. Collective interest service providers have the right to use post, ducts, conduits, and rights of way that are either owned or controlled by public telecommunications service providers. Collective service providers are required to interconnect with other collective service providers. The rules and regulations applicable to this relationship are defined in the General Interconnection Rules and provide for non-discriminatory access and technical transparency. Under the Telecommunications Services Regulations, the interconnection between restricted interest service providers and other restricted or collective interest service providers (such as the public fixed network, among others) is prohibited.

     Along with the privatization of the Telebras system and partial deregulation of basic telephone services, ANATEL began issuing limited service licenses. Limited services are provided under the private services regime. While these licenses are national in scope they prohibit licensees from competing with incumbents and their mirrors in the basic services and long-distance segments. They essentially allow operators to provide specific data transmission services to corporate customers by installing and using their own infrastructure.

     AT&T do Brasil holds two private regime, collective-interest licenses: a Specialized Circuit Service License and a Specialized Network Service License. These licenses allow AT&T do Brasil to develop a nation-wide telecommunications network through its own infrastructure or leased lines and to offer fixed point-to-point and point-to-multipoint services as well as private network services to a company or group of legal entities that perform specific activities (i.e., corporate voice, data and video communications services). Both of these licenses are international and national in scope and are for an indeterminate period of time. AT&T do Brasil may not offer services open to public correspondence, such as the delivery of transmissions originating and terminating outside its network. It may, however, deliver transmissions between points inside its own network and to and from points outside of it. Value-added services are not subject to licenses in Brazil, so AT&T do Brasil is able to conduct value-added services with no restrictions.

     AT&T do Brasil has not entered into interconnection agreements. However, it has recently initiated efforts to enter into interconnection agreements with incumbent operators. AT&T do Brasil has executed arrangements for the use of third parties' infrastructure pursuant to "Contratos de Exploracao Industrial de Linhas Dedicadas" with Telefonica, Telemar, Embratel, Brasil Telecom, Impsat, Vesper, NQT, CRT, Diveo, Light Telecom, Pegasus, and other local and long distance carriers (Embratel, Telefonica, Brasil Telecom and Telemar).

     The current state of the duopoly in fixed switched public telephone services and open competition in other telecommunications services is expected to change on December 31, 2001, when regulatory barriers to market entry into local and domestic and international long distance services are scheduled to be eliminated. At that time, incumbents will be authorized to expand into other regions if they have met the service obligations that they are required to meet by the end of 2003. ANATEL is expected to clarify future liberalization processes (e.g., local multipoint distribution systems (LMDS), network unbundling) and improve the speed at which it develops and implements key pro-competition policies.

     CHILE. Chile's telecommunications industry is regulated by the Undersecretariat of Telecommunications (SUBTEL), a unit of the Ministry of Transportation and Telecommunications (MTT). Chile began liberalizing the industry in the early 1980s. The General Telecommunications Law No. 18.168, enacted in 1982, established policies to introduce competition and eliminate restrictions on foreign investment. Telefonica CTC, currently the incumbent telecommunications operator, and ENTEL Chile, the incumbent international long distance operator, were privatized in the late 1980s. By 1990 the government had relinquished its controlling stake in all state-owned telecommunications companies.

     In 1994, Chile introduced a multi-carrier system that initiated open competition in the long distance and wireless markets. New rules related to this carrier-selection mechanism also required that local telephone companies create a separate legal corporate entity in order to enter the long distance market.

     Also the MTT approved a tariff decree for Telefonica CTC's local service that became effective in May 1999 and will last until 2004. Given Telefonica CTC's dominance in local telephony, the tariff decree prevents predatory pricing. Tariffs for non-dominant carriers in local telephony are completely unregulated. In addition, the decree set interconnection rates for the same period of time. Interconnection rates are cost-based and calculated using a Long Run Incremental Cost (LRIC) model. However, Telefonica CTC has filed a petition to overturn this decree based on the increased number of competitors entering the local market, including mobile providers, claiming there is enough competition to warrant lessened regulation.

     SUBTEL classifies licenses and authorizations according to the type of service. AT&T Chile (which refers to several subsidiaries of ours in Chile) holds licenses for local, domestic long distance and international long distance service, a license to install and operate a fiber optic network, and authorizations for data and voice transmission services and value added services over private line networks. Prior to 2000 our subsidiary AT&T Chile Long Distance entered into interconnection agreements with Manquehue Telefonica, Telefonica del Sur, Telesat, CMET, Entel Phone, Telefonica CTC Chile, Compania Telefonica Rural, VTR Telefonica,

Compania de Telecomunicaciones de Coyhaique, Chilesat and Entel Chile. The latter two contracts allow AT&T Chile Long Distance to transport its domestic long distance traffic nationwide.

     The existing set of policies and regulations have made Chile one of the more open and competitive telecommunications markets in Latin America. We expect that SUBTEL will focus its future regulatory activity on fine-tuning the existing regime; issuing licenses for the deployment of new service offerings and new technologies, increasing consumer information and protection; and ensuring that the market remains fully competitive.

     COLOMBIA. In 1997, the Colombian goverment allowed new entrants into the local market and liberalized the long distance segment. Currently, the Telecommunications Statute (Decree 1900 of 1990) embodies the general principles and rules applicable to the telecommunications industry in Colombia although its applicability is subject to special laws and regulations for specific services.

     The Ministry of Communications regulates the assignment of spectrum frequencies and the infrastructure. The Commission for the Regulation of Telecommunications, or CRT, performs most regulatory duties. The Superintendency of Public Services is considered an enforcement agency.

     In Colombia, licenses and authorizations are classified and granted depending of the type of service. Our subsidiary AT&T Colombia holds nationwide value added service and carrier licenses as well as a license to use LMDS fixed wireless technology in the cities of Medellin and Bucaramanga. AT&T Colombia can offer data and voice transmission services and value-added services through virtual private networks, provided that voice is only permitted for "closed user" groups.

     Decree 1367 of 2000 amended Decree 558 of 1998 to authorize licensees of long haul services to connect, not only points within the national territory, but also a domestic point to a point outside Colombia. Decree 1367 of 2000 was struck down by the Constitutional Court. However, the government is expected to issue a ruling, similar to Decree 1367, which would allow long haul services between points inside and outside Colombia.

     A recent rule, Rule 336 of 2000, determined that clauses stating minimum service periods, monetary penalties for early termination and automatic renewals in consumer contracts are legally valid and enforceable provided that such clauses are expressly agreed upon in a separate document signed by the client. AT&T Colombia is adapting its contracts with clients to comply with this new rule. On a different front, Resolution 307 of 2000, set a flat fee for dial-up internet connections using local phone service providers.

     Interconnection among certain networks is mandatory in Colombia. The current interconnection regime establishes a series of obligations for operators and certain interconnection rates. However, AT&T Colombia has not entered into interconnection agreements because existing rules do not provide for the interconnection of VAS networks. AT&T Colombia has executed carrier agreements with Telecom (national connection), Teleglobe (Internet connection), ISA (national connection), IMPSAT (local and national connection), Ductel (local connection in the city of Cartagena) and Emtelco (local connection services in ten cities).

     The CRT has recently announced that it will issue a new and improved Interconnection Rule. Furthermore, it is expected that during 2001 the CRT will issue new rules concerning consumer protection; number portability and closer scrutiny into business practices that limit competition. Likewise, the Ministry of Communications has been promoting a project known as the Ley Marco de Telecomunicaciones, or Telecommunications Framework Act. This bill, and other probable rulings, will presumably aim at regulating integrally the telecommunications sector, including sensitive issues such as dominant position in the market, rules of competition, and new technologies. The final draft of this bill may be presented to Congress during the first part of 2001 to be debated during the remainder of the year.

     PERU. The Peruvian Telecommunications Act, approved by supreme decree N(LOGO) 013-93-TCC (1993), provides the general framework for the provision and regulation of telecommunications services in Peru. The provision of telecommunications services is regulated and overseen by the Ministry of Transportation, Communications, Housing and Construction and by OSIPTEL, the regulatory agency in charge of the supervision of private investment in the telecommunications sector. The Telecommunications Act, the

General Regulations (approved by supreme decree 06-94-TCC), the General Policy Guidelines for Market Liberalization (approved by Supreme Decree 020-98-MTC), the decrees issued by the Ministry and the regulations and decisions made by OSIPTEL, constitute the legal and regulatory framework for the provision of telecommunications services in Peru.

     In May 1994, the Peruvian government granted concessions to provide basic local and long distance telecommunications services to Compania Peruana de Telefonos S.A. (CPT S.A.) and Empresa Nacional de Telecomunicaciones del Peru S.A. (ENTEL PERU S.A.), the former local fixed telephony and long distance telephone service incumbents, under a limited competition regime for a five-year period. After the privatization process, that same year, Telefonica del Peru was formed by the merger of CPT S.A. and ENTEL PERU S.A.. Under the limited competition regime, Telefonica del Peru S.A. enjoyed an exclusivity period in the provision of local fixed telephony and long distance carrier services. Other services such as local carrier services, mobile services and value added services were open to competition.

     The Peruvian telecommunications market was fully liberalized in 1998, one year before the expiration of the limited competition environment. This deregulation was the result of the agreement between the Peruvian government and Telefonica to modify its concession agreement and Supreme Decree N(LOGO) 020-98-MTC. Prior to the deregulation, AT&T Peru was able to provide value-added services, including internet access. Under the new competitive landscape, AT&T Peru was also authorized to provide local telephony and local as well as domestic and international long distance carrier services.

     Currently, the Peruvian government is reexamining existing rules and regulations and considering the introduction of changes aiming at the consolidation of open and free competition. New policy decisions are expected to further develop the interconnection regime, establish effective rights regarding essential facilities and unbundled network elements and implement number portability in the local segment.

     AT&T Peru has entered into interconnetion agreements as follows (i) with the incumbent, Telefonica del Peru, for interconnection of long distance carrier services provided by AT&T Peru with fixed local telephony services provided by Telefonica del Peru (OSIPTEL Interconnection Resolution N(LOGO) 001-99), (ii) interconnection of long distance carrier services provided by AT&T Peru with mobile services provided by Telefonica Moviles SAC, using transit services from Telefonica del Peru (OSIPTEL Interconnection Resolution N(LOGO) 007-2000), and
(iii) interconnection of fixed local telephony services provided by AT&T Peru with fixed and mobile services provided by Telefonica del Peru and Telefonica Moviles SAC (OSIPTEL Interconnection Resolution N(LOGO)006-2000).

     AT&T Peru S.A. has also entered into interconnection agreements with operators such as Bell South Mobile for all services through direct interconnection links (agreement signed in late March; submitted for OSIPTEL's review and approval), Bell South, for interconnection of fixed local telephony provided by AT&T Peru and mobile services provided by BellSouth Mobile, using transit services of Telefonica del Peru, Teleandina (interconnection contract executed September 1, 2000, submitted for OSIPTEL'S review and approval), TIM S.A.C. (Telecom Italia Mobile) for PSC services (Interconnection 002-2001 dated January 11, 2001) and Nextel del Peru for fixed local telephony provided by AT&T Peru and mobile services provided by Nextel del Peru using transit services of Telefonica del Peru (Interconnection Resolution N(LOGO) 001-2001 dated January 8, 2001) and Nextel for all services through direct interconnection links (agreement signed in late March; submitted for OSIPTEL's review and approval).

EXECUTIVE OFFICERS OF AT&T LATIN AMERICA

NAME                                         AGE                    POSITION
- ----                                         ---                    --------
Patricio E. Northland......................  45    Chairman of the Board, President and Chief
                                                   Executive Officer
Carlos A. Andre............................  39    General Manager -- AT&T do Brasil
Carlos Fernandez...........................  43    General Manager -- AT&T Chile
Carlos Ferrer..............................  35    General Manager -- AT&T Colombia
Jose Gandullia.............................  56    General Manager -- AT&T Peru
Alejandro O. Rossi.........................  40    General Manager -- AT&T Argentina
Thomas C. Canfield.........................  45    General Counsel and Secretary
Rodrigo Garcia.............................  36    Vice President -- Network Services
Edgardo J. Lertora.........................  57    Vice President -- Corporate Communications
                                                   and Brand Strategy
Marco A. Northland.........................  42    Vice President -- Products and Business
                                                   Services
Jorge M. Rodriguez.........................  32    Vice President -- Corporate Operations
Marie Santana..............................  50    Vice President -- Human Resources
Mickey M. Schleien.........................  40    Vice President -- Corporate Development
Marisol U. Slaton..........................  46    Controller
Fernando Vicuna............................  46    Chief Information Officer

     The following is biographical information for our executive officers:

     Patricio E. Northland has been our Chairman of the board of directors and Chief Executive Officer since August 28, 2000, the date of the FirstCom merger. Mr. Northland has over sixteen years of experience as an international communications executive and entrepreneur. Mr. Northland was Chairman of the board of directors, President and Chief Executive Officer of FirstCom from November 1996 to August 2000. Born in Chile, Mr. Northland is a U.S. citizen. In 1991, Mr. Northland founded AmericaTel corporation, a Miami-based international communications carrier providing satellite-based voice, data and fax communications services to corporate customers throughout Latin America. Prior to his involvement with AmericaTel, Mr. Northland held key management positions with PanamSat and InetlSat. In 1996, Mr. Northland sold his interest in AmericaTel to Entel.

     Carlos A. Andre has been the General Manager of AT&T do Brasil since May 2000. Previously, from June 1995, Mr. Andre was at Oracle do Brasil Sistemas Ltda. where he started as a Sales Director and later became Chief Executive Officer. In August 1992, he helped launch Brazilian operations for Novell. Prior to joining Novell, Mr. Andre helped found Unilog, a company that develops, sells and implements human resources, logistic and administration software.

     Carlos Fernandez has been General Manager of AT&T Chile since the FirstCom merger. Prior to the merger, he was chief executive officer of FirstCom Chile S.A. since March 1998. Prior to joining FirstCom, Mr. Fernandez had over seventeen years of experience as an international communications executive with IBM Chile. From 1981 to 1997, Mr. Fernandez held various positions, including, director of IBM Chile, corporate and business affairs manager and commercial manager.

     Carlos Ferrer has been General Manager of AT&T Colombia since the FirstCom merger. Prior to the merger, he was Chief Executive Officer -- Colombia of FirstCom since August 1999. From August 1995 to July 1999, Mr. Ferrer worked as Chief Operating Officer for Emtelco S.A. Prior to joining Emtelco, Mr. Ferrer held key positions at Celsa and Empresas Publicas de Medellin.

     Jose Gandullia has been General Manager of AT&T Peru since the FirstCom merger. Prior to the merger, he was Chief Executive Officer of FirstCom -- Peru since April 1999 and its Chief Financial Officer from October 1998 to April 1999. Prior to joining FirstCom, Mr. Gandullia served as General Manager of Los Portales Consorcio Hotelero, S.A. From 1991 to 1997, he served as Executive Director of Kong Corporate Group in Guatemala. Mr. Gandullia has 20 years of experience in international communications, having held management positions in the United States, Venezuela, Mexico, Peru and Central America.

     Alejandro O. Rossi has been General Manager of AT&T Argentina since the acquisition of Keytech. He had been Chief Executive Officer of Keytech prior to its acquisition. Prior to joining Keytech, Mr. Rossi was an assistant General Manager at ING Barings from March 1996 to April 1998. From October 1993 to February 1996, he was a Vice President, Investment Banking at Goldman Sachs.

     Thomas C. Canfield has been our General Counsel and Secretary since the FirstCom merger. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was counsel in the New York office of Debevoise & Plimpton where he practiced for nine years in the area of international business transactions, with emphasis in Latin America.

     Rodrigo Garcia has been our Vice President of Network Services since the FirstCom merger. Prior to the merger, he was Director of Technology of FirstCom. From 1998 to 1999, Mr. Garcia was Engineering and Development Director of FirstCom Networks, a subsidiary of FirstCom Chile. He was a technical manager for Hewster Chile S.A., now known as AT&T Chile Networks S.A, from 1992 until 1998. Prior to joining FirstCom, Mr. Garcia served as telecommunications advisor to the Department of Interior of Chile and network administrator for the Presidency of the Republic of Chile.

     Edgardo J. Lertora has been our Vice President of Corporate Communications and Brand Strategy since the FirstCom merger. Mr. Lertora has over 25 years of experience in sales, marketing, communications and public affairs throughout Latin America, Asia and Africa. In 1992, Mr. Lertora joined AT&T Corp. as Public Relations and Marketing Communications -- Vice President for Latin America and Africa. Prior to his joining AT&T Corp., Mr. Lertora held an executive management position at DuPont.

     Marco A. Northland has been our Vice President of Products and Business Services since the FirstCom merger. Prior to the FirstCom merger, he was Vice-President of Product Marketing and Business Development of FirstCom since June 1999. He previously was Vice-President -- Internet Services and Business Development and acting Chief Executive Officer of FirstCom's Colombian operations. In 1997, Mr. Northland founded @Phone, S.A., a start up telecommunications/Internet company based in Lima, Peru. Prior to founding @Phone, Mr. Northland was Vice President of Marketing, Sales and Business Development of AmericaTel from 1991. Mr. Northland has also held executive positions with Panamsat and Hughes Network Systems. Mr. Marco A. Northland is the brother of Mr. Patricio E. Northland.

     Jorge M. Rodriguez has been our Vice President of Corporate Operations since March 2000. From January 1999 to February 2000, Mr. Rodriguez was the Revenue Integrity Director of AT&T Corp. Prior to that, he held various management positions at AT&T Corp., where he worked for more than ten years, including as Director of Business Planning and Operations from November 1996 to January 1998 and National Sales and Marketing Manager from October 1995 to October 1996.

     Marie Santana has been our Vice President of Human Resources since the FirstCom merger. Prior to the FirstCom merger, she was Vice President of Human Resources for International Operations for AT&T Corp. since July 1999. From April 1996 to 1999, she served as Vice-President for International Human Resources for the Caribbean, Latin America, Brazil, Mexico, Canada and U.S.-based international employees for AT&T Corp. Prior to that, after having held various other human resources management positions with AT&T Corp., Ms. Santana was Director of Global Human Resources for AT&T Corp. in Mexico from December 1994 to April 1996.

     Mickey M. Schleien has been our Vice President of Corporate Development since August 2000. Prior to that, he worked for two years as a Senior Vice President at Lehman Brothers, as a member of the equity research department covering telecommunications companies in Latin America. In this role, Mr. Schleien analyzed the outlook for the companies he covered and recommended investment strategies for the firm's institutional investors, investment banking department, and trading operations. Mr. Schleien held a similar position at UBS Securities from April 1996 to April 1998, as well as at Morgan Stanley and James Capel.

     Marisol U. Slaton has been our Controller since August 2000. Prior to joining us, Ms. Slaton was Regional Controller for the Caribbean/Latin America Region at AT&T Corp. from April 1995 to August 2000. During her tenure with AT&T Corp., Ms. Slaton served as Internal Auditor for the Caribbean/Latin America region as well as the Controller for Mexico.

     Fernando Vicuna has been our Chief Information Officer since the merger. Prior to the FirstCom merger, he was Chief Information Officer at FirstCom since January 2000. Prior to joining FirstCom, Mr. Vicuna served as Sales Manager and Technology Advisor to management at Telco since 1994.

CHIEF FINANCIAL OFFICER NOMINEE

     Nelson A. Murphy will become our Vice President and Chief Financial Officer in April 2001. Since 2000, Mr. Murphy has been Chief Financial Officer of Telegis Network. From 1999 to 2000 Mr. Murphy served as Financial Vice President at AT&T Global Network Services heading their $2.5 billion and 5,600-employee data/IP networking business unit across 80 countries. From 1997 to 1999, Mr. Murphy served as Financial Vice President at AT&T Europe, Middle East, Africa. From 1996 to 1997, Mr. Murphy served as Chief Financial Officer at AT&T United Kingdom. From 1994 to 1996, Mr. Murphy served as Chief Financial Officer for the Chief Information Officer's Organization of AT&T Consumer Communications Services.

                                   PROPERTIES

     Our principal physical properties are our high-speed communications networks, which include switching equipment, transmission equipment and fiber-optic cable.

     We lease our office space and network equipment locations. These leased facilities include approximately 20,000 square feet of office space. In addition, we believe that suitable alternative locations are available in all areas where we currently conduct business. Most of our services are provided through our networks or third parties' networks. Our metropolitan networks are constructed in locations selected based on density of target customers and are routed over public and private rights of way. Our corporate headquarters are located at 220 Alhambra Circle, Suite 900, Coral Gables, Florida.

                               LEGAL PROCEEDINGS

     In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial position or results of operations.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

             MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

AT&T LATIN AMERICA CLASS A COMMON STOCK

     MARKET INFORMATION. Our Class A common stock has been listed on the Nasdaq National Market under the symbol "ATTL" since August 29, 2000, the day after the FirstCom merger. Prior to that time, including during a portion of the period covered by this report, there was no public market for our Class A common stock. Our Class B common stock is not publicly listed or traded.

     The following table sets forth, for the quarters indicated, the high and low prices of our Class A common stock, as reported by the Nasdaq National Market.

                                                               FISCAL YEAR
                                                                  ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
Third quarter (since August 29, 2000).......................  $17 3/8   $6 1/2
Fourth quarter..............................................  $ 9 1/8   $2 3/16

     Holders. As of March 20, 2001, there were approximately 144 holders of record of 43,214,758 shares of our Class A common stock outstanding, which excludes beneficial owners of shares held in "street name." A significant number of shares of our common stock are held in nominee name for beneficial owners. AT&T Corp. holds all 73,081,595 outstanding shares of our Class B common stock.

     Dividends. We have not declared cash dividends to holders of shares of Class A or Class B common stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain any future earnings, if any, for reinvestment in our business.

     Any future determination as to the payment of cash dividends to Class A and Class B common stockholders will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. In addition, the certificate of designation for our Series B preferred stock which is owned by Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., prohibits us from paying dividends on any common stock so long as shares of Series B preferred stock are outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

FIRSTCOM COMMON STOCK

     The following table sets forth, for the quarters indicated, the high and low prices of FirstCom common stock, as reported by the Nasdaq Small Cap Market under the symbol "FCLX" for the periods indicated prior to the merger of FirstCom with AT&T Latin America.

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             2000
                                                              -------------    -------------
                                                              HIGH     LOW     HIGH     LOW
                                                              -----    ----    -----    ----
First quarter...............................................   $ 3 1/4  $2 1/16  $39 7/16 $24 1/4
Second quarter..............................................   $ 9 3/8  $2 9/32  $34      $10 3/16
Third quarter (through August 28, 2000 for the year 2000)...   $12 1/4  $7       $18 1/2  $11 5/8
Fourth quarter..............................................   $43 5/8  $9 3/8   $--      $--

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with the Netstream acquisition, in December 1999 AT&T Corp., through an affiliate, contributed $10.0 million in cash and SL Participacoes contributed $40.0 million in cash of equity capital to us. On June 12, 2000, AT&T Corp. and SL Participacoes contributed an additional $20.0 million in cash to us on a pro rata basis, in accordance with their respective ownership percentages. In exchange for these additional cash contributions, we issued 763,384 shares of Class B common stock to an affiliate of AT&T Corp. and 84,820 shares of Class A common stock to SL Participacoes, and granted each the right to receive, upon the completion of the FirstCom merger, additional shares of the same class of common stock in accordance with their respective ownership percentages based on the number of shares of FirstCom's Series A convertible preferred stock that accrued between November 1, 1999, when the FirstCom merger agreement was signed, and the completion of the merger.

     On June 30, 2000, we issued an additional 1,178,689 Class A common shares to the former stockholders of Keytech LD (now AT&T Argentina) as part of our acquisition of Keytech.

     On August 28, 2000, we completed the FirstCom merger immediately following the approval of the merger by the FirstCom stockholders. The following transactions, among others, were completed on that date:

     - we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of the mandatorily redeemable 15% Series B Preferred Stock, having an aggregate liquidation value of $177.1 million.;

     - we issued 318,211 shares of Class B common stock to an affiliate of AT&T Corp.; and

     - we issued 35,357 shares of Class A common stock to SL Participacoes.

     No underwriter was used in connection with the placement of the above-mentioned securities.

     Each of the foregoing sales of our securities were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                            SELECTED FINANCIAL DATA

     We have set forth below certain selected historical financial information relating to AT&T Latin America Corp., Netstream and FirstCom. You should refer to the financial information included in this Annual Report on Form 10-K, our financial statements and the financial information of Netstream and FirstCom included in this Annual Report on Form 10-K and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following tables set forth selected summary consolidated financial data for the period from (Inception) October 13, 1999 through December 31, 1999 and for the year ended December 31, 2000, and has been derived from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K.

                            AT&T LATIN AMERICA CORP.

                                                               FOR THE PERIOD
                                                              FROM (INCEPTION)
                                                              OCTOBER 13, 1999      FOR THE YEAR
                                                                   THROUGH              ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Data-internet communications..............................      $    802            $  41,368
  Voice services............................................            --               10,867
                                                                  --------            ---------
          Total revenue.....................................           802               52,235
Costs of revenue............................................           865               54,070
Selling, general and administrative expenses................         2,164               67,695
Depreciation and amortization...............................         1,707               43,795
                                                                  --------            ---------
     Loss from operations...................................        (3,934)            (113,325)
     Interest expense.......................................            --              (14,797)
     Interest income........................................            --                3,037
     Other (expense) income, net............................          (190)              (7,531)
                                                                  --------            ---------
     Loss before provision for income taxes and minority
       interest.............................................        (4,124)            (132,616)
Provision for income taxes..................................            --                 (213)
Minority interest...........................................            --                  497
                                                                  --------            ---------
     Net loss...............................................      $ (4,124)           $(132,332)
                                                                  ========            =========
Basic and diluted net loss per common share.................      $  (0.05)           $   (1.43)
                                                                  ========            =========
Weighted average common shares outstanding..................        80,000               92,757
                                                                  ========            =========

                                                                          DECEMBER 31,
                                                              -------------------------------------
                                                                    1999                2000
                                                              -----------------   -----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents...................................      $ 24,223           $   14,905
Property and equipment, net.................................        68,269              354,799
Goodwill and other intangibles, net.........................       261,345              854,530
          Total assets......................................       384,428            1,298,248
Long term debt, including short-term portion of long term
  debt......................................................         2,114              209,954
Mandatorily Redeemable 15% Series B Preferred Stock.........            --              186,205
Shareholders' equity........................................       373,794              778,687

OTHER FINANCIAL DATA:
EBITDA (1)..................................................        (2,227)             (69,530)
Capital expenditures(2).....................................         6,422              193,523

                                                                          DECEMBER 31,
                                                              -------------------------------------
                                                                    1999                2000
                                                              -----------------   -----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CASH FLOWS DATA:
Net cash flows provided by (used in) operating activities...            17             (49,983)
Net cash flows used in investing activities.................      (353,787)           (128,076)
Net cash flows provided by financing activities.............       377,980             168,741

- ---------------

(1) We calculate EBITDA as operating loss plus depreciation and amortization. We believe that EBITDA provides useful information regarding our ability to service our debt. EBITDA should not be considered in isolation or as a substitute for the consolidated statements of operations or the consolidated statements of cash flows prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is not a measure determined under U.S. GAAP, an alternative to U.S. GAAP operating loss and net loss, or a measure of liquidity or cash flows as determined under U.S. GAAP.

(2) Includes property and equipment acquired through vendor financing arrangements of approximately $30.8 million during the year ended December 31, 2000.

     The following tables set forth selected financial data for Netstream (now AT&T do Brasil). The summary data as of December 31, 1998 and for the eleven month period then ended, and as of September 30, 1999 and for the nine month period then ended, are derived from Netstream financial statements. The results of operations of Netstream have been included in the statement of operations of AT&T Latin America subsequent to its acquisition by AT&T Latin America in December 1999.

                                   NETSTREAM

                                                                 ELEVEN                  NINE
                                                              MONTHS ENDED           MONTHS ENDED
                                                          DECEMBER 31, 1998(1)   SEPTEMBER 30, 1999(2)
                                                          --------------------   ---------------------
                                                             (IN THOUSANDS, EXCEPT PER QUOTA DATA)
Revenue.................................................        $    --                $    395
Costs of revenue........................................             --                   1,768
Selling, general and administrative expenses............         (3,848)                  9,691
Depreciation and amortization...........................             --                   1,511
                                                                -------                --------
Loss from operations....................................         (3,848)                (12,575)
Other income (expenses), net............................             (6)                   (305)
                                                                -------                --------
Loss before income tax benefit..........................         (3,854)                (12,880)
Income tax benefit......................................            412                     879
                                                                -------                --------
Net loss................................................        $(3,442)               $(12,001)
                                                                =======                ========
Net loss per quota (3)..................................        $ (2.72)               $  (5.13)
                                                                =======                ========
Weighted average quotas outstanding (3).................          1,264                   2,339
                                                                =======                ========

                                                                          DECEMBER 31,
                                                          --------------------------------------------
                                                                  1998                   1999
                                                          --------------------   ---------------------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............................        $      2               $     29
Property and equipment, net.............................          12,212                 47,484
          Total assets..................................          12,980                 49,793
Long term debt, including short-term portion of long
  term debt.............................................             594                    682
          Total liabilities.............................          14,475                 33,814
Quotaholders, equity interest(3)........................          (1,495)                15,979
OTHER FINANCIAL DATA:
EBITDA (4)..............................................          (3,848)               (11,064)
Capital expenditures....................................          12,212                 36,783
CASH FLOWS DATA:
Net cash flows (used in) provided by operating
  activities............................................              (7)                    27
Net cash flows used in investing activities.............               9                     --
Net cash flows provided by (used in) financing
  activities............................................              --                     --

- ---------------

(1) Netstream was formed in February 1998.
(2) Represents the operations of Netstream up to the acquisition by AT&T Latin America.
(3) As a Brazilian limited liability company (sociedad de responsabilidades limitada), Netstream's capital is represented by quotas rather than shares of capital stock.
(4) Netstream calculated EBITDA as operating loss plus depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for the consolidated income statements or the consolidated statements of cash flows prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is not a measure determined under U.S. GAAP, an alternative to U.S. GAAP operating loss and net loss, or a measure of liquidity or cash flows as determined under U.S. GAAP.

     The following tables set forth FirstCom selected financial data. The summary data as of December 31, 1996, 1997, 1998 and 1999 and for the years then ended, are derived from FirstCom audited financial statements. The results of operations of FirstCom have been included in AT&T Latin America Corp. subsequent to its acquisition by AT&T Latin America Corp.

                                    FIRSTCOM

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                          1996       1997       1998       1999
                                                         -------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue................................................  $   652   $  1,130   $ 18,142   $ 38,356
Cost of revenue........................................      958      1,203     14,079     22,005
Selling, general and administrative expenses...........    3,345      4,678     12,293     26,206
Depreciation and amortization..........................      842      1,201      2,237     10,211
Non-cash compensation and consulting expenses..........       --      4,640        175        853
                                                         -------   --------   --------   --------
Loss from operations...................................   (4,493)   (10,592)   (10,642)   (20,919)
Interest income (expense), net.........................     (269)    (5,206)   (14,130)   (20,266)
Other income (expense), net............................       --        (68)      (550)       (84)
                                                         -------   --------   --------   --------
Loss before provision for income taxes and minority
  interest.............................................   (4,762)   (15,866)   (25,322)   (41,269)
Provision for income tax expense.......................       --         --         --         --
Minority interest......................................       --         --         --         --
                                                         -------   --------   --------   --------
Net loss...............................................  $(4,762)  $(15,866)  $(25,322)  $(41,472)
                                                         =======   ========   ========   ========
Basic and diluted net loss per share...................  $ (0.32)  $  (0.95)  $  (1.33)  $  (1.94)
                                                         =======   ========   ========   ========
Weighted average shares outstanding....................   14,796     16,668     19,084     21,354
                                                         =======   ========   ========   ========

                                                                     AT DECEMBER 31,
                                                         ----------------------------------------
                                                          1996       1997       1998       1999
                                                         -------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................  $   723   $ 14,936   $  8,892   $ 12,896
Property and equipment, net............................    3,956      9,348     45,901     92,469
          Total assets.................................   14,893    176,936    154,844    172,110
Long term debt, including short-term portion of long
  term debt............................................      248    131,982    133,913    149,109
          Total liabilities............................    2,074    145,009    148,670    166,078
Shareholders' equity (deficit).........................   12,819     31,297      6,174     (8,700)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                          1996       1997       1998       1999
                                                         -------   --------   --------   --------
OTHER FINANCIAL DATA:
EBITDA (1), (2)........................................   (3,651)    (9,391)    (8,405)   (10,708)
Capital expenditures...................................    1,453      2,763     34,674     33,124
CASH FLOWS DATA:
Net cash flows used in operating activities............   (3,934)    (5,472)   (28,389)   (31,941)
Net cash flows (used in) provided by investing
  activities...........................................   (2,968)   (69,590)     2,227    (15,948)
Net cash flows provided by financing activities........    7,570     89,275     20,118     51,983

- ---------------

(1) These amounts reflect a non-recurring expense of $1,008 for the year ended December 31, 1999 related to AT&T Latin America merger expenses.
(2) Firstcom calculated EBITDA as operating loss plus depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for the consolidated income statements or the consolidated statements of cash flows prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is not a measure determined under U.S. GAAP, an alternative to U.S. GAAP operating loss and net loss, or a measure of liquidity or cash flows as determined under U.S. GAAP.

SUMMARY SELECTED OPERATING INFORMATION

     The following table sets forth selected unaudited operating statistics as of December 31, 2000.

                                                                 DECEMBER 31, 2000
                                             ---------------------------------------------------------
                                                                                                AT&T
                                                                                                LATIN
                                                                                               AMERICA
                                             ARGENTINA   BRAZIL   CHILE    COLOMBIA    PERU    TOTALS
                                             ---------   ------   ------   --------   ------   -------
Network route kilometers
     Metropolitan..........................       16        734      511     1,129     1,570     3,960
     Domestic (Long-haul)..................       --         --       --     1,225        --     1,225
                                               -----     ------   ------    ------    ------   -------
          Total............................       16        734      511     2,354     1,570     5,185
Total fiber kilometers.....................    1,383     52,417   10,361    29,605    35,846   129,612
Number of buildings connected..............        1        820      469     1,163     1,522     3,975
Ports in service...........................       32      7,002    1,495     2,814     1,424    12,767
Permanent virtual circuits active..........       28      3,630    1,296     2,015     1,231     8,200
Number of dedicated data and Internet
  customers................................       20        816    1,148       380     1,028     3,392
Number of employees........................      291        517      361       242       404     1,815*

- ---------------

(*) Excludes 56 employees at corporate headquarters.

     Network route kilometers. Network route kilometers are the total number of kilometers of fiber-optic cable installed in our network. Network route kilometers include cable laid as a backbone for the network, cable from the backbone to a building and cable within a building to reach our customers' hardware at its premises. A measurement in route kilometers does not take into account the number of strands of fiber in the various fiber optic cables that make up our network or the type of installation (e.g., underground or aerial).

     Total fiber kilometers. Total fiber kilometers are network route kilometers multiplied by the number of strands of fiber in each of the cables that make up the network. By counting strands of fiber, a measurement in fiber kilometers indicates the maximum capacity of our cable. For example, one route kilometer of 144-strand fiber optic backbone cable would count as 144 fiber kilometers, while one route kilometer of 12-strand building access cable would count as only 12 fiber kilometers.

     Buildings connected. Buildings connected represents the number of enclosed fixed constructions of any type which are connected to our network using a customer access circuit or a network access circuit.

     Ports in service. A port in service represents a physical point of interconnection between a customer's network and our network, regardless of the ownership of the customer access circuit and the type of service provided using the customer port. Typically, this interconnection is provided via a router or other network terminating device connecting to a customer's local area network and/or private branch exchange.

     Number of permanent virtual circuits (PVCs) active. A permanent virtual circuit represents a data connection, typically between two locations such as a customer's headquarters and an off-site branch or other entity. We connect our customers to their networks by deploying a port connection within or near to the customer's premises. Each port can accommodate several permanent virtual circuits. As a customer increases its usage of services, the customer will obtain additional available transmission capacity on the same installed port. The number of PVCs active represents the number of permanent virtual circuits that have been installed and are provided directly or indirectly by us to a customer pursuant to an executed service contract in full force and effect which connects two extremes where customer traffic originates and/or terminates. The demarcation of the circuit excludes customer premise equipment.

     Number of dedicated data and Internet customers. The number of customers represents the number of legal entities identified by a unique tax-identification number which have an effective contract with us for the provision of data and/or Internet services.

     Employees. The number of employees excludes third-party contractor employees and agents.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors described under the heading "Forward-Looking Statements" as well as other factors described in this Annual Report on Form 10-K.

OVERVIEW

     We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Broadband communications services are communications services delivered over high speed, high capacity transmission systems. Our objective is to be a leading facilities-based provider of high bandwidth communications services to businesses in key Latin American markets in the countries we operate. We focus primarily on business customers with growing and diverse broadband communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced networks which interconnect primarily with other third party networks.

     Basis of Presentation. Our financial statements reflect operations for the period from inception (October 13, 1999) through December 31, 1999 and for the year ended December 31, 2000. Because our historical financial information is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the pro forma results of operations of AT&T Latin America, Netstream, Keytech, and FirstCom as if the companies had been combined as of the beginning of the periods presented.

     AT&T Latin America. We were incorporated in October 1999 by AT&T Corp. The countries in which we may operate under our certificate of incorporation and the terms of our regional vehicle agreement with AT&T Corp. include the countries in South America and the Caribbean plus Panama, but excluding Cuba and Venezuela.

     AT&T do Brasil. We acquired our Brazilian subsidiary, Netstream, now named AT&T do Brasil, in December 1999 from AT&T Corp., which contributed its entire equity interest in Netstream and $10.0 million in cash to us in exchange for shares of our Class B common stock. Immediately after the Netstream acquisition, SL Participacoes contributed $40.0 million in cash to us in exchange for shares of our Class A common stock that represented a 10% ownership interest at that time.

     AT&T Argentina. In June 2000, we acquired Keytech LD, now named AT&T Argentina.

     FirstCom. In August 2000, we completed our merger with FirstCom, which had operations in Chile, Colombia and Peru. In the merger, the holders of FirstCom common shares and Series A convertible preferred shares received one share of our Class A common stock in exchange for each share of FirstCom.

RESULTS OF OPERATIONS

     The following table includes a summary of actual and pro forma results of operations for the periods indicated below. Pro forma results are presented to show our results of operations giving effect to the FirstCom merger and the Netstream and Keytech acquisitions as if the transactions had been completed as of the beginning of the periods presented (in thousands). The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of AT&T Latin America or the results of operations or financial position of AT&T Latin America that would have been achieved had the acquisition occurred at the beginning of the periods presented.

                            AT&T LATIN AMERICA CORP.
                   ACTUAL AND PRO FORMA RESULTS OF OPERATIONS

                                            ACTUAL RESULTS                         PRO FORMA RESULTS
                                 -------------------------------------   -------------------------------------
                                  FOR THE PERIOD
                                 FROM (INCEPTION)
                                 OCTOBER 13, 1999      FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                      THROUGH              ENDED               ENDED               ENDED
                                 DECEMBER 31, 1999   DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 2000
                                 -----------------   -----------------   -----------------   -----------------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                      (UNAUDITED)
Revenue........................       $   802            $  52,235           $  40,918           $  89,247
Cost of revenue................           865               54,070              28,872              73,470
Selling, general and
  administrative expenses......         2,164               67,695              37,985             107,949
Depreciation and
  amortization.................         1,707               43,795              59,521              75,115
                                 --------------      ---------------     ---------------     --------------
Loss from operations...........        (3,934)            (113,325)            (85,460)           (167,287)
Other income (expense), net....          (190)             (19,291)            (26,397)            (39,310)
                                 --------------      ---------------     ---------------     --------------
Loss before provision for
  income taxes and minority
  interest.....................        (4,124)            (132,616)           (111,857)           (206,597)
Provision for income taxes.....            --                 (213)                170                 356
Minority interest..............            --                  497                  33                (717)
                                 --------------      ---------------     ---------------     --------------
Net loss.......................       $(4,124)           $(132,332)          $(112,060)          $(206,236)
                                 --------------      ---------------     ---------------     --------------
                                 --------------      ---------------     ---------------     --------------
Basic and diluted net loss per
  share........................       $ (0.05)           $   (1.43)          $   (0.97)          $   (1.77)
                                 --------------      ---------------     ---------------     --------------
                                 --------------      ---------------     ---------------     --------------
Weighted average shares
  outstanding..................        80,000               92,757             116,096             116,296
                                 --------------      ---------------     ---------------     --------------
                                 --------------      ---------------     ---------------     --------------

     The following table includes selected pro forma revenue by country and the pro forma operating loss in dollars and as percentage of revenue (in thousands):

                                                                   DECEMBER 31,
                                                    ------------------------------------------
                                                      1999        %         2000          %
                                                    --------    ------    ---------    -------
                                                                   (UNAUDITED)
Revenue
  Argentina.......................................  $    569       1.3%   $     802        0.9%
  Brazil..........................................     1,993       4.9%      27,961       31.3%
  Chile...........................................    28,464      69.6%      32,629       36.6%
  Colombia........................................     7,197      17.6%       9,202       10.3%
  Peru............................................     2,695       6.6%      18,653       20.9%
                                                    --------    ------    ---------    -------
          Total revenue...........................    40,918     100.0%      89,247      100.0%
Cost of revenue...................................    28,872      70.6%      73,470       82.3%
General and administrative expenses...............    37,985      92.8%     107,949      120.4%
Depreciation and amortization.....................    59,521     145.5%      75,115       84.2%
                                                    --------    ------    ---------    -------
          Total operating loss....................  $(85,460)   (208.9%)  $(167,287)    (187.4%)
                                                    --------    ------    ---------    -------
                                                    --------    ------    ---------    -------

  Pro Forma Year Ended December 31, 2000 compared to Pro Forma Year Ended December 31, 1999

                                                                DECEMBER 31,          CHANGE
                                                              -----------------   ---------------
                                                               1999      2000        $        %
                                                              -------   -------   -------   -----
                                                                          (UNAUDITED)
PRO FORMA REVENUE
  Data-internet services....................................  $16,468   $53,523   $37,055   225.0%
  Voice services............................................   24,450    35,724    11,274    46.1%
                                                              -------   -------   -------
          Total revenue.....................................  $40,918   $89,247   $48,329   118.1%
                                                              =======   =======   =======

     Revenue. On a pro forma basis, revenue for the year ended December 31, 2000 was $89.2 million, compared to $40.9 million for the same period in 1999, representing an increase of $48.3 million or 118.1%. This increase in revenue was mainly generated in Brazil and Peru, which combined accounted for $41.9 million or 86.7% of the total revenue increase. The revenue increases in Brazil and Peru were due mainly to the beginning stages of their operations during most of the year ended December 31, 1999, when compared to their operations during the year ended December 31, 2000. Revenue in Colombia and Chile increased at slower pace than Brazil and Peru mainly due to the relatively more developed operations we have in Chile and Colombia. It is expected that our revenue growth will be relatively greater, in percentage terms, in Brazil, Peru and Argentina, than revenue growth in Chile and Colombia, due mainly to the relatively earlier stages of our operations in Brazil, Peru and Argentina. Our metropolitan networks in Argentina are in an early development stage and do not yet generate material revenue from customers.

     On a pro forma basis, the fastest growing operating segment is our data-internet services, which grew from $16.5 million during the year ended December 31, 1999, to $53.5 million for the same period in 2000, representing an increase of $37.1 million or 225.0%. The increase in our data-internet services was mainly due to an increase in our customer base and the increased demand for bandwidth by our existing business customers.

     Pro forma data-internet services accounted for 60% of our revenue in 2000. We anticipate that over the long-term, the majority of our revenues will be generated from our data-internet services.

     Pro forma voice services grew from $24.5 million during the year ended December 31, 1999, to $35.7 million for the same period in 2000, representing an increase of $11.3 million or 46.1%. The increase in our voice services was mainly due to increased demand in Chile and Peru.

     Costs of Revenue. On a pro forma basis, costs of revenue were $73.5 million for the year ended December 31, 2000, compared to $28.9 million for the same period in 1999, representing an increase of $44.6 million or 154.5%. Costs of revenue consist of leased line costs, maintenance costs, network and operating system costs, including labor and other direct costs. We expect costs of revenue to continue to increase in absolute terms as we continue to add capacity to our networks and build or lease additional networks. However, we expect to continue to increase our service offerings over our existing network capacity as well as to obtain better pricing from third party network providers, resulting in gross margin improvement for 2001.

     Selling, General and Administrative Expenses. On a pro forma basis, selling, general and administrative expenses were $107.9 million during the year ended December 31, 2000, compared to $38.0 million for the same period in 1999, representing an increase of $70.0 million or 184.2%. The increase in selling, general and administrative expenses resulted primarily from an increase in headcount and higher marketing and advertising expenses. We anticipate that selling, general and administrative expenses will continue to increase in future periods to the extent that we continue to experience growth and to expand our service offerings. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

     Depreciation and Amortization. On a pro forma basis, depreciation and amortization was $75.1 million during the year ended December 31, 2000, compared to $59.5 million for the same period in 1999, representing an increase of $15.6 million or 26.2%. Depreciation and amortization include amortization of goodwill and other intangible assets related to the acquisitions of FirstCom, Netstream and Keytech. We expect that depreciation and amortization will continue to increase as we continue to invest in the installation and expansion of our networks and explore future acquisitions.

     Other Income (Expense), net. On a pro forma basis, other income (expense), net was $39.3 million of expense during the year ended December 31, 2000, compared to $26.4 million of expense during the same period in 1999, representing an increase of $12.9 million or 48.8% mainly due to increased interest expense. Other income (expense), net is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities from AT&T Corp.

     Net Loss. On a pro forma basis, net loss was $206.2 million during the year ended December 31, 2000, compared to $112.1 million for the same period in 1999, representing an increase of $94.1 million or 83.9%. We expect to continue to incur net losses in the next several years, because the total of our operating expenses, interest expense and non-cash expenses (primarily depreciation and amortization) will continue to exceed our revenues as we continue to invest in the installation and expansion of our networks in the existing countries we operate and beyond, as well as in the addition of key personnel to support our expected growth.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are for working capital, capital expenditures and debt service. Our primary sources of liquidity are credit facilities from our major stockholder, revenue and various financing arrangements with equipment vendors and from local Latin American credit markets. The consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     Our business is capital intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on data-internet and voice communications services, the fastest growing segments of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize significant revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. After the initial planned build-out of our networks, our capital expenditures will become more closely related to revenue growth. We believe that this long-term strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

     We have incurred net losses of approximately $4.1 million and $132.3 million, from the period from inception (October 13, 1999) through December 31, 1999 and for the year ended December 31, 2000, respectively, and at December 31, 2000 we had a working capital deficit of $153.3 million. We expect to continue incurring operating losses and generate negative cash flows from operations for the next several years as we expand our existing communications networks and develop new networks and services.

CAPITAL USES

     During the year ended December 31, 2000, our net cash decreased by $9.3 million. The decrease in cash reflected cash used in operating activities of $50.0 million and cash used in investing activities of $128.1 million, partially offset by cash provided by financing activities of $168.7 million. Our uses of cash in operating activities are due mainly to net loss, the uses of cash in investing activities reflect our continued emphasis on purchases of property and equipment to build-out networks used to provide services.

     We expect to continue to make capital expenditures during 2001 and thereafter relating to our existing and planned network development and operations. These expenditures may include the purchase and installation of fiber optic cable and electronic equipment, including switches, routers, servers and other data transmission equipment, to expand existing networks and develop new networks, including the connection of new buildings; and developing and implementing our integrated regional information technology platform.

     During 2001, we expect that capital expenditures will range from $200.0 million to $220.0 million.

     In addition, we expect to use capital resources to fund operating losses and working capital. We also expect interest expense to increase in the near term as a result of increased amounts outstanding under our facilities from AT&T Corp. and expected usage of our planned equipment vendor financing.

     Our strategic plan also calls for expansion into additional market areas within our designated region. This expansion may require significant additional capital for potential acquisitions of businesses or assets, design development and construction of new networks, the funding of operating losses and working capital during the start-up phase of each market.

     In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc. which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years. The agreement calls for an initial purchase commitment of $33.9 million for traffic connection over the course of 2001. Additionally, there is an initial annual maintenance cost of approximately $1.7 million, subject to escalation at 3% per year, compounded annually.

     At December 31, 2000, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $85.0 million under multi-year contracts.

CAPITAL RESOURCES

     As of December 31, 2000 we had cash and cash equivalents of $14.9 million. As of December 31, 2000 our $100.0 million credit facility from AT&T Corp. was fully drawn, and we had $159.1 million available under our $200.0 million subordinated credit facility from AT&T Corp. Advances from these credit facilities, as of December 31, 2000, have been used for capital expenditures, the purchase of additional capacity from Global Crossing and working capital. As of March 22, 2001, $47.3 million was available under our subordinated credit facility with AT&T Corp. Interest on the $100.0 million facility is payable quarterly at a rate of LIBOR plus 3.75%. For the $200.0 million subordinated credit facility interest is payable at a rate of LIBOR plus 6.0%. At our option, interest on the subordinated credit facility may be accrued and capitalized until the end of 2003.

  Local Bank Facilities

     During 2000, we entered into various import financing loans with Dresdner Bank in Brazil with principal amounts of approximately $6.7 million at an interest rate of LIBOR plus 0.8% for one year. The weighted average rate for 2000 was approximately 7.6%.

     We also entered into short-term agreements with Banco Bilbao Vizcaya in Brazil for a total of $3.5 million. Of this amount, $1.4 million is at an interest rate of LIBOR plus 0.8% for one year. The remaining $2.1 million is at a rate of 9.6% for one year. The weighted average rate for 2000 was approximately 8.9%.

     During August 2000, we also entered into a short-term agreement with the Bank of Boston in Brazil with a principal amount of $1.6 million, at a fixed interest rate of 9.5% for one year.

     In addition, AT&T Colombia had loans of $9.0 million, at an average interest rate equal to 19.3% minus the Colombian peso interest rate, which average rate was 12.2% during 2000.

     AT&T do Brasil also has various other bank facilities with an aggregate amount outstanding of approximately $15.1 million with fixed interest rates ranging from 7.3% to 8.5%.

     AT&T Peru and AT&T Chile have various other bank facilities with an aggregate amount outstanding of approximately $1.6 million with fixed and variable interest rates ranging from 8.1% to 19.5%.

     Equipment Vendor Financing Commitments. During March 2001, we received commitment letters from our major equipment vendors, Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks Ltd. to provide an initial tranche of approximately $300.0 million under a secured long-term floating-rate credit facility. The facility will finance our purchases of electronic equipment and related services, software and integration. We expect to close the facility by the third quarter of 2001. The vendors' commitments and the closing of the facility are subject to customary conditions, including completion of the vendors' due diligence on our operations and business plans, effectiveness of our licenses and permits, regulatory approvals and the absence of material adverse changes. The facility will be secured by a first priority security interest in favor of the lenders over most of our material assets, including the shares of capital stock we own in our operating subsidiaries.

  Liquidity Assessment

     We estimate capital requirements of approximately $510.0 million from the beginning of 2001 through the first half of 2002. Our capital requirements will be utilized to develop and expand communications networks and services and fund working capital needs, operating losses and debt service obligations. We expect that capital expenditures and debt service obligations will increase in the future in connection with these capital requirements. We expect that our external funding needs to implement our growth strategy will continue through 2004.

     As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own networks or that provide services that complement our existing businesses. New sources of capital, such as credit facilities and other borrowings and additional debt and equity issuances, may be necessary to fund any material acquisitions or similar strategic investments.

     Our cash needs in the next several years will be affected by several factors, including, but not limited to:

     - the amount of cash expected to be used in our operations;

     - our ability to increase revenue;

     - our ability to manage and contain costs associated with the expected growth;

     - whether we change our plans for building and expanding our networks; and

     - whether we use cash, issue common stock or increase our debt to complete acquisitions and ventures beyond those currently anticipated.

     We expect to fund our 2001 capital requirements with borrowing capacity under our subordinated credit facility with AT&T Corp., anticipated proceeds from our planned equipment vendor financing and other financial support from AT&T Corp., as necessary. We cannot assure that we will be able to consummate these proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions or at all. Our inability to consummate one or more of these proposed transactions or otherwise to obtain the anticipated cash needed to fund our business plan would affect our time to market and our ability to carry out our growth strategy and could materially adversely affect our results of operations.

  Seasonality

     We believe that our core operations are not subject to significant seasonality changes.

  Impact of Inflation

     Inflation in the countries in which we operate may affect our business through increased labor costs and increases in the cost of third-party communications capacity and other third-party services. We have not experienced significant increases in these costs to date. In addition to the effect of inflation, competition for qualified personnel could increase labor costs for us in the future. Our international operations may, at times in the future, expose our business to high inflation in certain foreign countries. We generated approximately 100% of our total revenue from international operations that are susceptible to currency fluctuations. The likelihood and extent of currency depreciation in Latin America, and deteriorating economic conditions in Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined.

     Our customer contracts in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil.

EFFECTS OF NEW ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for us beginning January 1, 2001. On January 1, 2001, we are recording a cumulative effect of an accounting change, net of applicable income taxes, of $0.5 million of income, primarily attributable to fair value adjustment of debt instruments.

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our operations are exposed to market risks principally from fluctuations in foreign currency exchange rates and interest rates. We seek to minimize these risks through our regular operating and financing activities and when considered appropriate, through the use of derivative financial instruments. Our policy is to not use financial instruments for trading or other speculative purposes.

     Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America, which operate in currencies other than U.S. Dollars. We sell our services and incur certain expenses in foreign currencies, which subjects us to foreign currency exchange risk. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges which are expected to exist within our operations. However, management will continue to monitor such items to determine if any actions, such as the issuance of additional foreign currency denominated debt or other financial instruments, would be warranted to reduce such risk.

     At December 31, 2000, our foreign currency forward contracts which hedge certain Brazilian activities had notional amounts of $54.8 million, maturing in various dates through October 2002. The fair value of these contracts was $55.7 million at December 31, 2000. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the Brazilian Reais, assuming no changes in comparative interest rates, the estimated fair value of these contracts would decrease or increase by $5.6 million which would be offset by a decrease or increase of $5.6 million in the U.S. dollar value of the related foreign currency resulting in no net dollar impact to us.

     Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature and, accordingly, does not typically manage its related foreign currency exchange rate risk through the use of derivative financial instruments, except as for known transaction exposures.

     Exposure to Interest Rates. At December 31, 2000, our long-term debt had a carrying value of $209.9 million. Based upon a hypothetical 10% decrease or increase in the period end market interest rate, the fair value of this liability would increase or decrease by approximately $20.9 million. This hypothetical amount is determined by considering the impact of the hypothetical interest rates on our existing debt. This analysis does not consider the effects of the changes in the level of overall economic activity that could exist in such environments.

     Currently, we do not use interest rates swaps to fix the interest cost over the short term. We will continue to monitor our exposure to interest rates to determine if any actions, such as the interest rates swaps agreements would be warranted to reduce our interest rates risk.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   36

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   37

Consolidated Statements of Operations for the period from
  (Inception) October 13, 1999 through December 31, 1999 and
  for the year ended December 31, 2000......................   38

Consolidated Statements of Changes in Stockholders' Equity
  for the period from (Inception) October 13, 1999 through
  December 31, 2000.........................................   39

Consolidated Statements of Cash Flows for the period from
  (Inception) October 13, 1999 through December 31, 1999 and
  for the year ended December 31, 2000......................   40

Notes to Consolidated Financial Statements..................   42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AT&T Latin America Corp.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of AT&T Latin America Corp. and its subsidiaries (the "Company") at December 31, 2000, and December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period from inception (October 13, 1999) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 21, 2001

                            AT&T LATIN AMERICA CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------   ----------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 24,223   $   14,905
  Short-term investments....................................    27,078           --
  Accounts receivable, net of $793 of allowance for bad
     debts
     at December 31, 2000...................................     1,286       15,934
  Recoverable taxes.........................................     2,109       17,028
  Prepaid expenses and other current assets.................       118       25,748
                                                              --------   ----------
          Total current assets..............................    54,814       73,615
Property and equipment, net.................................    68,269      354,799
Goodwill and other intangible assets, net...................   261,345      854,530
Other assets................................................        --       15,304
                                                              --------   ----------
          Total assets......................................  $384,428   $1,298,248
                                                              ========   ==========
                   LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
                          STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt................................  $  1,731   $  111,712
  Accounts payable and accrued expenses.....................     6,735      106,156
  Other current liabilities.................................       161        9,050
                                                              --------   ----------
          Total current liabilities.........................     8,627      226,918
Long-term debt..............................................       383       98,242
Other liabilities...........................................     1,624        5,853
                                                              --------   ----------
          Total liabilities.................................    10,634      331,013
                                                              --------   ----------
Minority interest...........................................        --        2,343
                                                              --------   ----------
Commitments and contingencies (Note 12).....................        --           --
                                                              --------   ----------
Mandatorily Redeemable 15% Series B Preferred Stock.........        --      186,205
                                                              --------   ----------
Stockholders' equity:
  Common stock..............................................        --           11
  Additional paid in capital................................   376,566      915,035
  Accumulated deficit.......................................    (4,124)    (136,456)
  Accumulated other comprehensive income....................     1,352          808
  Stockholder loan..........................................        --         (711)
                                                              --------   ----------
          Total stockholders' equity........................   373,794      778,687
                                                              --------   ----------
          Total liabilities, mandatorily redeemable
            preferred stock
            and stockholders' equity........................  $384,428   $1,298,248
                                                              ========   ==========

The accompanying footnotes are an integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE PERIOD
                                                              FROM (INCEPTION)
                                                              OCTOBER 13, 1999       FOR THE YEAR
                                                                   THROUGH              ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 2000
                                                              -----------------   ------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Data-internet services....................................       $   802            $  41,368
  Voice services............................................            --               10,867
                                                                   -------            ---------
          Total revenue.....................................           802               52,235
Costs of revenue............................................           865               54,070
Selling, general and administrative expenses................         2,164               67,695
Depreciation and amortization...............................         1,707               43,795
                                                                   -------            ---------
     Loss from operations...................................        (3,934)            (113,325)
Interest expense............................................            --              (14,797)
Interest income.............................................            --                3,037
Other (expense) income, net.................................          (190)              (7,531)
                                                                   -------            ---------
     Loss before provision for income taxes and minority
       interest.............................................        (4,124)            (132,616)
Provision for income taxes..................................            --                 (213)
Minority interest...........................................            --                  497
                                                                   -------            ---------
     Net loss...............................................       $(4,124)           $(132,332)
                                                                   =======            =========
Basic and diluted net loss per common share.................       $ (0.05)           $   (1.43)
                                                                   =======            =========
Weighted average common shares outstanding..................        80,000               92,757
                                                                   =======            =========

The accompanying footnotes are an integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      OTHER
                                      COMMON STOCK     ADDITIONAL                 COMPREHENSIVE                     TOTAL
                                    ----------------    PAID IN     ACCUMULATED      INCOME       STOCKHOLDER   STOCKHOLDER'S
                                     STOCK    AMOUNT    CAPITAL       DEFICIT        (LOSS)          LOAN          EQUITY
                                    -------   ------   ----------   -----------   -------------   -----------   -------------
Stock issued at inception, October
  13, 1999........................        1    $--     $      --     $      --       $   --          $  --        $      --
Capital addition..................       39     --       376,566                                                    376,566
Net loss..........................                                      (4,124)                                      (4,124)
Foreign currency translation
  adjustments.....................                                                    1,352                           1,352
                                    -------    ---     ---------     ---------       ------          -----        ---------
Balance December 31, 1999.........       40     --       376,566        (4,124)       1,352             --          373,794
2000:1 stock split................   79,960      8            (8)                                                        --
Stock issued for acquisitions.....   34,894      3       518,027                                                    518,030
Stockholder loan..................                                                                    (711)            (711)
Stock issued for cash.............    1,202     --        20,000                                                     20,000
Stock issued for stock options
  exercised.......................      200     --           450                                                        450
Net loss..........................                                    (132,332)                                    (132,332)
Foreign currency translation
  adjustments.....................                                                     (544)                           (544)
                                    -------    ---     ---------     ---------       ------          -----        ---------
Balance December 31, 2000.........  116,296    $11     $ 915,035     $(136,456)      $  808          $(711)       $ 778,687
                                    =======    ===     =========     =========       ======          =====        =========

                                     ACCUMULATED
                                        OTHER
                                    COMPREHENSIVE
                                       INCOME
                                     (LOSS), NET
                                    -------------
Stock issued at inception, October
  13, 1999........................    $      --
Capital addition..................
Net loss..........................       (4,124)
Foreign currency translation
  adjustments.....................        1,352
                                      ---------
Balance December 31, 1999.........       (2,772)
2000:1 stock split................
Stock issued for acquisitions.....
Stockholder loan..................
Stock issued for cash.............
Stock issued for stock options
  exercised.......................
Net loss..........................     (132,332)
Foreign currency translation
  adjustments.....................         (544)
                                      ---------
Balance December 31, 2000.........    $(135,648)
                                      =========

The accompanying footnotes are an integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIOD
                                                                    FROM
                                                                (INCEPTION)
                                                              OCTOBER 13, 1999
                                                                  THROUGH          FOR THE YEAR
                                                                DECEMBER 31,           ENDED
                                                                    1999         DECEMBER 31, 2000
                                                              ----------------   -----------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................     $  (4,124)          $(132,332)
     Adjustment to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization........................         1,707              43,795
       Allowance for bad debt...............................            --                 793
       Unrealized foreign exchange loss.....................            --                (544)
       Minority interest....................................            --                (497)
       Deferred income taxes................................            --              (1,959)
       Preferred stock accretion............................            --               9,098
       Changes in assets and liabilities net of effect of
          acquisitions:
          Accounts receivable...............................          (415)                317
          Recoverable taxes.................................            --             (14,622)
          Prepaid and other assets..........................           (93)            (17,868)
          Other assets......................................            --             (12,842)
          Accounts payable and accrued expenses.............         3,164              77,374
          Other current liabilities.........................          (222)               (696)
                                                                 ---------           ---------
Net cash provided by (used in) operating activities.........            17             (49,983)
                                                                 ---------           ---------
Cash flows from investing activities:
  Purchase of property and equipment........................        (6,422)           (162,709)
  Investment in (redemption of) short-term securities.......       (27,078)             27,078
  Cash acquired from acquisitions...........................            --              22,557
  Cash paid for acquisitions, including acquisition
     expenses...............................................      (320,287)            (15,002)
                                                                 ---------           ---------
Net cash used in investing activities.......................      (353,787)           (128,076)
                                                                 ---------           ---------
Cash flows from financing:
  Proceeds (repayments) of debt, net........................         1,414              18,600
  Proceeds from revolving line of credit....................            --             140,900
  Proceeds from issuance of preferred stock.................            --             177,107
  Proceeds from issuance of common stock....................       376,566              20,000
  Proceeds from issuance of common stock under stock option
     plans..................................................            --                 450
  Loans to stockholder......................................            --                (711)
  Redemption of Senior Notes................................            --            (187,605)
                                                                 ---------           ---------
Net cash provided by financing activities...................       377,980             168,741
                                                                 ---------           ---------
Net increase (decrease) in cash and cash equivalents........        24,210              (9,318)
Cash and cash equivalents, beginning of period..............            13              24,223
                                                                 ---------           ---------
Cash and cash equivalents, end of period....................     $  24,223           $  14,905
                                                                 =========           =========

The accompanying footnotes are an integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During 2000, we acquired property and equipment through vendor financing arrangements for approximately $30.8 million.

  Acquisition of Netstream Telecom Ltda., Keytech LD S.A. and FirstCom

     In December 1999 we acquired 100% of the equity interests in Netstream Telecom Ltda., in June 2000 we acquired 100% of the equity interests of Keytech LD S.A. and in August 2000 we completed our merger with FirstCom Corporation, in transactions accounted for as purchases. The aggregate fair value of net assets acquired in, and the aggregate consideration paid for, these acquisitions, were as follows:

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Fair value of net assets acquired
  Service contracts and work force acquired.................  $  4,900   $ 26,000
  Accounts receivable.......................................        --     15,758
  Prepaid and other current assets..........................        --      8,059
  Property and equipment....................................    61,000    110,557
  Other assets..............................................        --     15,643
                                                              --------   --------
          Fair value of non-cash assets acquired............    65,900    176,017
                                                              --------   --------
  Long term debt, including current maturities of debt......        --    155,954
  Accounts payable and accrued expenses.....................     1,000     33,549
  Deferred taxes............................................        --      2,436
  Other liabilities.........................................        --      4,925
  Minority interest.........................................        --      2,840
                                                              --------   --------
          Fair value of liabilities assumed.................     1,000    199,704
                                                              --------   --------
Fair value of net assets acquired (liabilities assumed),
  excluding cash acquired...................................    64,900    (23,687)
Cash acquired...............................................        --     22,557
                                                              --------   --------
          Fair value of net assets acquired (liabilities
            assumed)........................................  $ 64,900   $ (1,130)
                                                              ========   ========

     The following is a reconciliation of the purchase prices and costs associated with the acquisitions over the estimated fair value of net assets acquired/liabilities assumed allocated to goodwill:

Purchase price, including transactions costs................  $323,210   $594,266
Fair value of net (assets acquired) liabilities assumed.....   (64,900)     1,130
                                                              --------   --------
Amount allocated to goodwill................................  $258,310   $595,396
                                                              ========   ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

NOTE 1 -- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AT&T Latin America Corp. ("We," the "Company" or "ATTLA") was incorporated on October 13, 1999, organized under the laws of the State of Delaware. We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. We deliver our services through our own technologically advanced networks which interconnect with other third party networks. Our communication services include data, Internet, local and long distance voice, web hosting and managed network services.

     A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     Management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the useful lives of property and equipment and the realization of intangible assets. Actual results could differ from those estimates.

     Principles of consolidation. The consolidated financial statements include AT&T Latin America Corp. and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

     The consolidated financial statements for the year ended December 31, 1999 include the results of AT&T do Brasil (formerly known as Netstream) for the period from December 8, 1999 through December 31, 1999. The consolidated financial statements for the year ended December 31, 2000 include the results of AT&T do Brasil for the year ended December 31, 2000, the results of AT&T Argentina (formerly known as Keytech) for the period from July 1, 2000 through December 31, 2000, and the results of FirstCom Corporation (now known as Frantis, Inc.) for the period from September 1, 2000 through December 31, 2000.

     Comprehensive income. As reflected in the consolidated statement of changes in stockholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with stockholders. Comprehensive income consists of net income and foreign currency translation adjustments.

     Foreign currency translation and transactions. We operate in various Latin American countries, which are subject to political, monetary, economic and regulatory risks. For foreign subsidiaries using local currency as their functional currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Translation adjustments resulting from this process are reported in accumulated other comprehensive income (loss) within stockholders' equity. Revenues and expenses of these foreign subsidiaries and affiliates are translated at weighted average exchange rates for the period. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income.

     Derivative Instruments. We use derivative instruments, principally forward contracts, to enhance our ability to manage certain risks related to foreign currency exchange rates which exist as part of our ongoing business operations. Our most significant contracts are to buy U.S. dollars with forward contracts entered into to fix the local currency cost of our U.S. dollar-denominated import financing, as well as to contracts to fix the cost in foreign currency of certain of our U.S. dollar-denominated debt in Brazil. Changes in the market value and any discounts or premiums on these forward foreign currency contracts are recorded at maturity, which coincides with the dates when the related foreign currency payments are to be made, with any resulting gain or loss included in the cost of the equipment or interest expense, respectively.

                            AT&T LATIN AMERICA CORP.

     In June 1998, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective beginning January 1, 2001. On January 1, 2001, we are recording a cumulative effect of an accounting change, net of applicable income taxes, of $0.5 million of income primarily attributable to fair value adjustment of debt instruments.

     As of December 31, 2000, we have entered into hedging contracts to cover $10.2 million of import financing and $44.7 million due under the credit facilities. The designated risk being hedged is the risk of changes in the net present value of functional currency equivalent cash flows, on a forward rate basis, attributable to changes in the U.S. dollar/Brazilian Reais foreign currency exchange rate.

     Revenue recognition. We recognize data-internet services revenue when the services are provided in accordance with contract terms. We recognize voice services revenue based upon minutes of traffic processed or when services are provided. In October 2000, we adopted the Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." Our revenue recognition policies before the adoption of the SAB No. 101 were in conformity with SAB No. 101.

     Loss per share.  Basic loss per common share is computed by dividing income
(loss) available to common stockholders by the weighted average number of outstanding shares of Class A and Class B common stock. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. Any difference between basic and diluted weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting. Potentially dilutive shares as of December 31, 2000 of approximately 7,652,318 were not included in the diluted per share calculation because their effects would be anti-dilutive due to the loss incurred by us. Accordingly, for 2000, diluted net loss per common share is the same as basic net loss per common share. No stock options were outstanding during 1999.

     Cash and cash equivalents. Cash and cash equivalents include cash on deposit and securities held by major financial institutions with favorable credit ratings, with original maturities of three months or less.

     Credit risk. As part of its ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk, including counterparty non-performance under derivative instruments, is considered minimal as the Company only deals with large well-established financial institutions.

     Property and equipment. Property and equipment are recorded at cost. Construction, engineering and labor costs directly related to the development of our networks are capitalized. We begin depreciating these costs when the networks become commercially operational. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized.

     Goodwill and other intangibles. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period of 20 years. Other intangible assets represent the fair value of service contracts and work forces acquired, and are amortized on a straight-line basis over a period of 3 to 5 years. At December 31, 1999 and 2000, we had recorded goodwill and other intangible assets of $261.3 million and $854.5 million, respectively (net of accumulated amortization of $1.2 million in 1999 and $30.1 million in 2000).

                            AT&T LATIN AMERICA CORP.

     We review long-lived assets, identifiable intangibles and goodwill and record an impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis.

     Income taxes. We record income taxes using the accrual basis of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. A valuation allowance is established when it is more likely than not that any or all of the deferred tax assets will not be realized.

     Stock based compensation. We adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation.

     Advertising and Promotional Expenses. Advertising and promotional expenses are charged to operations as incurred. For the period from inception October 13, 1999 through December 31, 1999, the Company incurred $0.1 million of advertising and promotional expense. Advertising and promotional expense for the year ended December 31, 2000 was $15.3 million.

     Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. Our mandatorily redeemable 15% Series B Preferred Stock is carried at its liquidation value of $186.2 million at December 31, 2000, which includes $9.1 million of accrued preferred dividends.

NOTE 2 -- LIQUIDITY

     The consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $4.1 million and $132.3 million, from the period from inception (October 13, 1999) through December 31, 1999 and for the year ended December 31, 2000, respectively, and at December 31, 2000 we had a working capital deficit of $153.3 million.

     Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on data-internet services, the fastest growing segments of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. After the initial planned build-out of our networks, our capital expenditures will become more closely related to revenue growth. We believe that this long-term strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

                            AT&T LATIN AMERICA CORP.

     We expect to continue incurring operating losses and generate negative cash flows from operations for the next several years as we expand our existing communications networks and develop new networks and services. We expect to fund our 2001 capital requirements and working capital needs with borrowing capacity under our subordinated credit facility with AT&T Corp., anticipated proceeds from our planned equipment vendor financing and other financial support from AT&T Corp, as necessary.

     Although we believe that our funding plan previously mentioned in this note and the available borrowing capacity under the current credit facilities with AT&T Corp. will be sufficient to support working capital needs, capital expenditures and debt service for the next twelve months, there is no assurance that we will be able to consummate these proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions or at all. Our inability to consummate the proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan would affect our time to market and our ability to carry out our growth strategy and could materially adversely affect our results of operations.

NOTE 3 -- INVESTING ACTIVITIES

     On August 20, 1999, an indirect wholly owned subsidiary of AT&T Corp. entered into an agreement to acquire 100% of the capital of Netstream. Netstream was originally formed in February 1998 as a division of Promon Tecnologia S.A., a Brazilian engineering company. The Netstream division of Promon primarily consisted of certain general and administrative costs incurred in connection with the commencement of operations. Netstream, as a separate entity, was formed on July 14, 1998 as a wholly owned subsidiary of Promon, and the Netstream division of Promon was subsequently transferred. Promon and other affiliated companies provided various financing and management services for Netstream. Netstream was a development stage company until May 1999, when it began providing services in Brazil's two largest cities, Rio de Janeiro and Sao Paulo.

     The Netstream acquisition closed on December 8, 1999 when AT&T Corp. acquired 100% of the issued and outstanding capital stock of Netstream, now known as AT&T do Brasil, for $320.0 million in cash, which included settlement of outstanding balances due to Promon and other Promon affiliates. At the closing of the Netstream acquisition, AT&T Corp. contributed its entire equity interest in Netstream and $10.0 million in cash to us in consideration of all of our outstanding Class B common stock. Immediately after the Netstream acquisition, SL Participacoes, an affiliate of Promon Ltda., contributed $40.0 million in cash to us in exchange for shares of our Class A common stock, representing a 10% interest in our company.

     We accounted for the acquisition under the purchase method of accounting for financial reporting purposes. Accordingly, the purchase price of $323.2 million has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the value of the identifiable net assets in the amount of $258.3 million and $4.9 million has been classified as goodwill and other intangibles, respectively. Goodwill is amortized on a straight-line basis over a twenty-year period. The other intangible assets represent the fair value of existing service contracts and the fair value of the work force acquired. Other intangibles are amortized on a straight-line basis over a three-year period.

     On June 30, 2000, we completed the acquisition of Keytech LD S.A. (now known as AT&T Argentina). We acquired all of the capital stock of Keytech in exchange for 1,178,689 shares of our Class A common stock, plus $5.2 million in cash. The Keytech acquisition also provides for a contingent purchase price of up to $1.5 million one year after the acquisition, if certain operational milestones are reached. We have accounted for the acquisition of Keytech in accordance with the purchase method for business combinations. We have recorded $32.0 million of goodwill which represents the excess of the purchase price over the fair value of the net assets acquired. The resulting goodwill is being amortized over a twenty-year period.

                            AT&T LATIN AMERICA CORP.

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

     We have accounted for the FirstCom merger in accordance with the purchase method for business combinations. Accordingly, the purchase price of $563.3 million has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $563.4 million and $26.0 million has been classified as goodwill and other intangibles, respectively. Goodwill is amortized on a straight-line basis over a twenty-year period. Other intangible assets represent the fair value of the existing service contracts in Chile, Peru and Colombia. Other intangibles are amortized on a straight-line basis over a five-year period.

     The most significant adjustments to the balance sheets resulting from each of the acquisitions described in this note are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying consolidated statements of cash flows.

     The following table states, for the periods presented, our unaudited pro forma results of operations as if the merger with Netstream, Keytech and FirstCom had been completed as of the beginning of the periods presented (in thousands):

                                                                1999        2000
                                                              ---------   ---------
Revenue.....................................................  $  40,918   $  89,247
                                                              =========   =========
Operating loss..............................................  $ (85,460)  $(167,287)
                                                              =========   =========
Net loss....................................................  $(112,060)  $(206,236)
                                                              =========   =========
Basic and diluted loss per common share.....................  $   (0.97)  $   (1.77)
                                                              =========   =========

     These results are presented for informational purposes only and are not necessarily indicative of our future results of operations or financial position or our results of operations or financial position that would have been achieved had the acquisition actually occurred as of the beginning of the periods presented.

                            AT&T LATIN AMERICA CORP.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of December 31, 1999 and 2000 (in thousands):

                                                                                    ESTIMATED
                                                                                   USEFUL LIVES
                                                               1999       2000      (IN YEARS)
                                                              -------   --------   ------------
Switching equipment.........................................  $ 2,221   $ 74,384            5
Transmission equipment......................................   24,243     95,363            7
Cables......................................................    2,352     37,491           10
Underground installation....................................   19,821     82,481           25
Construction in progress....................................    5,368     20,600           --
Office equipment, furniture, vehicles and other.............   17,311     63,940      3 to 10
                                                              -------   --------
                                                               71,316    374,259
Less: Accumulated depreciation..............................   (3,047)   (19,460)
                                                              -------   --------
                                                              $68,269   $354,799
                                                              =======   ========

     Depreciation expense related to the property and equipment was $0.5 million for the period from inception (October 13, 1999) through December 31, 1999 and $17.6 million for the year ended December 31, 2000.

NOTE 5 -- DEBT

     Debt is comprised of the following at December 31, (in thousands):

                                                               1999       2000
                                                              -------   --------
Revolving credit facility, at LIBOR plus 3.75% (10.21% to
  10.55% at
  December 31, 2000)........................................  $    --   $100,000
Subordinated credit facility, at LIBOR plus 6.00% (12.52% to
  12.75% at December 31, 2000)..............................       --     40,900
Notes payable for equipment, at interest rates from 0% to
  LIBOR plus 5.50% due in instalments through 2005..........       --     31,514
Other bank facilities, rates ranging from fixed rates of
  8.00% to 9.50%, to variable rates of LIBOR plus 0.5% to
  LIBOR plus 0.8%, due in instalments through 2002..........    2,114     37,540
                                                              -------   --------
Total debt..................................................    2,114    209,954
Less current maturities.....................................   (1,731)  (111,712)
                                                              -------   --------
Long-term debt..............................................  $   383   $ 98,242
                                                              =======   ========

REVOLVING AND SUBORDINATED CREDIT FACILITIES

     Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., and AT&T Corp. have provided us with two credit facilities with up to an aggregate amount of $300.0 million available. Amounts outstanding under the $100.0 million revolving credit facility ($100.0 million outstanding as of December 31, 2000) mature on August 28, 2002, except for drawdowns made by AT&T do Brasil, which are due within approximately 3 months after disbursement, but will be automatically renewed subject to prepayment requirements in the revolving credit facility agreement. Amounts outstanding under the $200.0 million subordinated credit facility ($40.9 million outstanding as of December 31, 2000) mature on December 1, 2008, except for drawdowns made by AT&T do Brasil, which are due within approximately 3 to 6 months after disbursement, but will be automatically renewed subject to prepayment requirements in the subordinated note agreement. Both credit facilities contain restrictions on permitted capital expenditures, payment of dividends, incurring additional debt, liens on or the disposal of assets without prior consent of the lender and require

                            AT&T LATIN AMERICA CORP.

prepayment upon certain issuances of debt and equity by ATTLA. We had $159.1 million available under the $200.0 million revolving facility at December 31, 2000.

     The $100 million credit facility is unsecured; however, the lender may require us to pledge the shares of our operating subsidiaries and their assets. Interest under the credit facility accrues at a rate based on LIBOR plus 3.75%. As of December 31, 2000, the weighted average rate was 10.47%. Interest under the $200 million subordinated credit facility accrues at a rate based on LIBOR plus 6.00%. As of December 31, 2000, the weighted average rate was 12.62%. Under the $200.0 million subordinated credit facility we are permitted to defer payment of interest until December 31, 2003.

NOTES PAYABLE FOR EQUIPMENT

     In November 1998, a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. The terms of the vendor financing, as amended provides for a maximum financing amount of $29.5 million with draws available through December 31, 2000, interest rate of LIBOR plus 5.5% and repayable in 20 consecutive quarterly principal and interest payments from the date of the draw. The vendor financing is collateralized by the equipment being financed. As of December 31, 2000, there was approximately $10.1 million outstanding under this vendor financing with a weighted average interest rate of 11.89%.

     In August 2000, we entered into a short-term vendor financing agreement providing for a maximum financing of $30.0 million, maturing on April 9, 2001. The short-term vendor agreement bears interest at LIBOR plus 5.5%. As of December 31, 2000, we had $16.8 million outstanding under this agreement with a weighted average interest rate of 11.91%.

     In October 2000, we entered into a short-term vendor financing agreement providing for a maximum financing of $13.2 million, maturing on December 31, 2000. The short-term vendor agreement bears no interest. As of December 31, 2000, we had $4.7 million outstanding. Payment due under this agreement was extended through March 30, 2001.

OTHER BANK FACILITIES

     During 2000, we entered into various import financing loans with Dresdner Bank in Brazil with principal amounts of approximately $6.7 million at an interest rate of LIBOR plus 0.8% for one year. The weighted average rate for 2000 was approximately 7.6%.

     We also entered into short-term agreements with Banco Bilbao Vizcaya in Brazil for a total of $3.5 million. Of this amount, $1.4 million is at an interest rate of LIBOR plus 0.8% for one year. The remaining $2.1 million is at a rate of 9.6% for one year. The weighted average rate for 2000 was approximately 8.9%.

     During August 2000, we also entered into a short-term agreement with the Bank of Boston in Brazil with a principal amount of $1.6 million, at a fixed interest rate of 9.5% for one year.

     In addition, AT&T Colombia had loans of $9.0 million, at an average interest rate equal to 19.3% minus the Colombian peso interest rate, which average rate was 12.2% during 2000.

     AT&T do Brasil also has various other bank facilities with an aggregate amount outstanding of approximately $15.1 million with fixed interest rates ranging from 7.3% to 8.5%.

     AT&T Peru and AT&T Chile have various other bank facilities with an aggregate amount outstanding of approximately $1.6 million with fixed and variable interest rates ranging from 8.1% to 19.5%.

                            AT&T LATIN AMERICA CORP.

     At December 31, 2000, debt matures as follows (in thousands):

2001........................................................  $111,712
2002........................................................    66,320
2003........................................................     2,371
2004........................................................     2,371
Thereafter (through 2008)...................................    27,180
                                                              --------
                                                              $209,954
                                                              ========

NOTE 6 -- REDEEMABLE PREFERRED STOCK

     As permitted under the FirstCom merger agreement, prior to the merger we required FirstCom to make a tender offer and consent solicitation related to the FirstCom 14% senior notes that were due in 2007. The notes had a face value of $150.0 million. This tender offer and consent solicitation was completed on August 28, 2000 immediately after the completion of the FirstCom merger. Holders of 100% of the aggregate outstanding principal amount of the senior notes tendered their notes and gave their consent to the consent solicitation.

     On August 28, 2000, we financed the tender offer through the issuance of 100,000 shares to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., of our non-voting, non-convertible and non-participating mandatorily redeemable 15% Series B Preferred Stock having an aggregate liquidation value as of December 31, 2000 of $186.2 million. The shares of mandatorily redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the mandatorily reedemable 15% Series B Preferred Stock at any time after August 28, 2004 at a redemption price equal to the liquidation value. The accompanying statement of operations for the year ended December 31, 2000 includes $9.1 million recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Preferred Stock.

NOTE 7 -- CAPITAL STOCK

     We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At December 31, 1999 and 2000, approximately 8,000,000 and 43,214,758 shares, respectively, of Class A common stock were issued and outstanding. At December 31, 1999 and 2000, approximately 72,000,000 and 73,081,595 shares, respectively, of Class B common stock were issued and outstanding. At December 31, 2000, we had 100,000 shares of the Mandatorily Redeemable 15% Series B Preferred Stock issued and outstanding.

     On June 12, 2000, our stockholders agreed to an amendment of our Amended and Restated Certificate of Incorporation, providing for a stock split of each outstanding share of Class A and Class B common stock into 2,000 shares of the same class. Accordingly, all per share amounts shown in the accompanying consolidated financial statements and notes has been retroactively restated to reflect the stock split. This amendment resulted in the reclassification of (a) 36,000 shares of Class B common stock held by ATTLA Holding Corp., a wholly-owned subsidiary of AT&T Corp., into 72,000,000 shares of Class B common stock and (b) 4,000 shares of Class A common stock held by SL Participacoes, an affiliate of Promon Ltda., which is the prior owner of Netstream Ltda. (now called AT&T do Brasil), into 8,000,000 shares of Class A common stock. This stock split was made in order to accommodate the issuance to FirstCom stockholders of one share of AT&T Latin America Class A common stock for each outstanding share of FirstCom common stock upon the closing of the FirstCom merger.

     Additionally, as a condition to the FirstCom merger, we were to receive a total of $70.0 million in cash equity contributions from our stockholders. Accordingly, in connection with the Netstream acquisition, in

                            AT&T LATIN AMERICA CORP.

December 1999 ATTLA Holding Corp. contributed in cash $10.0 million and SL Participacoes contributed in cash $40.0 million of equity capital to AT&T Latin America. On June 12, 2000, AT&T Corp. and SL Participacoes contributed an additional $20.0 million in cash to us on a pro rata basis, in accordance with their respective ownership percentages. In exchange for these additional cash contributions, we issued 763,384 shares of Class B common stock to ATTLA Holding Corp. and 84,820 shares of Class A common stock to SL Participacoes, and granted each the right to receive, upon the completion of the FirstCom merger, additional shares of the same class of common stock in accordance with their respective ownership percentages based on the number of shares of FirstCom's Series A convertible preferred stock that accrued between November 1, 1999, when the FirstCom merger agreement was signed, and the completion of the merger.

     On June 30, 2000, we issued an additional 1,178,689 Class A common shares to the former stockholders of Keytech LD, S.A. as part of the acquisition of Keytech.

     On August 28, 2000, we completed the FirstCom merger immediately following the approval of the merger by the FirstCom stockholders. The following transactions were completed on that date:

     - each of the 33,715,892 outstanding shares of FirstCom common stock was exchanged for one share of Class A common stock of AT&T Latin America;

     - each outstanding option and warrant to purchase one share of FirstCom common stock was exchanged for an option or warrant to purchase one share of AT&T Latin America Class A common stock;

     - we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of the mandatorily redeemable 15% Series B Preferred Stock, having an aggregate liquidation value of $177.1 million. These funds, together with an additional $10.5 million from a restricted investments account, were used to fund the purchase of all outstanding FirstCom 14% senior notes in connection with the tender offer and consent solicitation for the notes for an aggregate total purchase price of $187.6 million;

     - we issued 318,211 shares of Class B common stock to ATTLA Holding Corp.; and

     - we issued 35,357 shares of Class A common stock to SL Participacoes.

NOTE 8 -- STOCK OPTION PLANS

     Our board of directors approved our 2000 Long Term Incentive Plan after the FirstCom merger (the "2000 Plan"). The board of directors has authorized the issuance of options for the purchase of shares of our Class A common stock in an aggregate amount of 17,444,452, or 15% of our total outstanding capital stock at the time the FirstCom merger was completed. Typically, options under this plan are granted at fair market value at the date of grant, vest between three to five years and terminate no later than 10 years from the date of grant. Under this plan there were approximately 14,105,952 options available for grant at December 31, 2000.

     With the acquisition of FirstCom, we assumed the outstanding stock options under FirstCom's plan, which amounted to approximately 8,432,166 options as of August 28, 2000.

                            AT&T LATIN AMERICA CORP.

     The following is a summary of all stock option transactions, including the assumed options from FirstCom:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                              STOCK OPTIONS   EXERCISE PRICE
                                                              -------------   --------------
Outstanding December 31, 1999...............................           --         $   --
  Options assumed in acquisition............................    8,432,166           5.97
  Options granted...........................................    3,338,500          16.06
  Options exercised.........................................      200,000           2.25
  Canceled..................................................           --             --
                                                               ----------         ------
Outstanding December 31, 2000...............................   11,570,666         $ 8.95
                                                               ==========         ======

     The weighted average fair value of options outstanding as of December 31, 2000, was $12.55. As of December 31, 2000, there were 5,257,079 shares vested with a weighted average exercise price of $3.42.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                      STOCK OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                --------------------------------------   --------------------
                                                                 WEIGHTED
                                                  NUMBER OF       AVERAGE     WEIGHTED               WEIGHTED
                                                    STOCK        REMAINING    AVERAGE    NUMBER OF   AVERAGE
                                                   OPTIONS      CONTRACTUAL   EXERCISE     STOCK     EXERCISE
                EXERCISE PRICE                   OUTSTANDING       LIFE        PRICE      OPTIONS     PRICE
                --------------                  -------------   -----------   --------   ---------   --------
$ 0.01-$ 1.74.................................      853,333           6.6      $ 1.39      853,333    $ 1.39
$ 1.74-$ 3.48.................................    2,951,833           6.5        2.40    2,889,333      2.39
$ 3.49-$ 5.23.................................      924,500           7.0        4.36      826,500      4.36
$ 5.24-$ 6.97.................................      375,500           8.5        6.07      161,250      5.77
$ 6.98-$ 8.72.................................      232,000           8.0        7.92      100,000      8.00
$ 8.73-$10.46.................................      397,500           7.3        9.84      161,663      9.86
$10.47-$12.21.................................    2,635,000           8.7       10.77      260,000     11.18
$12.22-$13.95.................................       65,000           9.1       13.62        5,000     13.21
$13.96-$17.44.................................    3,136,000           9.5       17.19           --        --
                                                 ----------      --------      ------    ---------    ------
                                                 11,570,666           8.0      $ 8.95    5,257,079    $ 3.42
                                                 ==========      ========      ======    =========    ======

     We adopted the disclosure-only provisions of SFAS 123 and retained the intrinsic value method of accounting for such stock based compensation. Therefore, no compensation cost has been recognized. All options granted during 2000 were granted at fair market value at the date of the grant.

     We have reflected below the 1999 and 2000 earnings as if compensation expense, relative to the fair value of the options granted, had been recorded under the provisions of SFAS 123. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 2000: a five and six year expected life for 1999 and 2000, respectively; volatility factors of

                            AT&T LATIN AMERICA CORP.

90.0% and 97.6%, respectively; risk-free interest rates of 6.0% and 5.9%, respectively; no dividend payments for 1999 and 2000; and an expected annual turn-over of 10% for 1999 and 2000.

                                                               1999       2000
                                                              -------   ---------
Net loss:
  As reported...............................................  $(4,124)  $(132,332)
                                                              =======   =========
  Pro forma.................................................  $(4,124)  $(141,625)
                                                              =======   =========
Basic and diluted loss per share:
  As reported...............................................  $ (0.05)  $   (1.43)
  Pro Forma.................................................  $ (0.05)  $   (1.53)

NOTE 9 -- INCOME TAXES

     The provision (benefit) for income taxes during 1999 was $0.01 million. The tax provision for the year ended December 31, 2000 had no impact on our operations.

     The tax effects of significant items comprising our net deferred tax liability as of December 31, 1999 and December 31, 2000 are as follows (in thousands):

                                                                1999      2000
                                                              --------   -------
Deferred tax assets:
  Net operating losses......................................     1,771    63,327
  Bad debts.................................................        --     1,281
  Pre-operating expenses....................................     4,489     4,489
  Non-cash compensation.....................................        --       567
  Other.....................................................        78       291
  Valuation allowance.......................................    (6,187)  (69,392)
                                                              --------   -------
          Total deferred tax assets.........................       151       563
                                                              --------   -------
Deferred tax liabilities:
  Property and equipment....................................        --    (2,638)
  Intangible assets.........................................    (1,775)   (1,913)
  Other.....................................................        --       (72)
                                                              --------   -------
          Total deferred tax liabilities....................    (1,775)   (4,623)
                                                              --------   -------
Net deferred tax asset (liabilities)........................    (1,624)   (4,060)
                                                              ========   =======

     SFAS No. 109 requires a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Management has determined that a $6.2 million and a $69.4 million valuation allowance is necessary at December 31, 1999 and 2000, respectively. A significant portion of the deferred tax assets is related to net operating loss carryforwards. Because we operate in multiple off shore jurisdictions, we considered the need for a valuation allowance on a country by country basis.

                            AT&T LATIN AMERICA CORP.

     The U.S. Federal tax rate reconciles to the worldwide effective tax rate as follows:

                                                              1999     2000
                                                              -----    -----
U.S. statutory federal rate applied to pretax income........  (34.0%)  (35.0%)
State taxes, net of federal income taxes....................     --     (3.0%)
Goodwill amortization.......................................    8.8%     3.1%
Preferred stock dividend accretion..........................     --      2.4%
Unutilized foreign losses...................................   24.8%      --
Valuation allowance.........................................     --     32.5%
Other.......................................................    0.1%      --
                                                              -----    -----
                                                               (0.3%)    0.0%
                                                              -----    -----
                                                              -----    -----

     For the year ended December 31, 2000, the effective income tax rate varies from the statutory U.S. federal income tax rate as a result of the need for a valuation allowance.

     At December 31, 2000, we have U.S. federal and state net operating loss carryforwards of approximately $83.0 million expiring through 2020.

     We have foreign net operating loss carryforwards of approximately $5.4 million and $80.0 million at December 31, 1999 and 2000 respectively, which have no expiration date. At December 31, 2000 we also have $18.0 million of foreign net operating loss carryforwards expiring through 2005.

     In connection with the FirstCom merger, we acquired certain U.S. federal and state net operating loss carryforwards and certain foreign net operating loss carryforwards which are subject to a full valuation allowance. If, in the future, the realization of these acquired net operating loss carryforwards becomes more likely than not, any reduction of the associated valuation allowance will be allocated to purchased intangibles.

     During 2000, we completed acquisitions that included certain changes in the ownership of the target company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by the net operating losses and credits incurred prior to an ownership change. In addition, the target company had net operating loss limitations that arose from transactions they had entered into in prior years which further limits the utilization of net operating losses.

NOTE 10 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Service Mark License Agreement with AT&T Corp. AT&T Corp. has entered into a service mark license agreement with us. The service mark agreement provides for AT&T Corp. to license service marks, including "AT&T" and the AT&T with a fanciful globe design mark, to us for our use. We may also use the "AT&T" mark as part of our trade and corporate names so long as at least half of the licensed services meet service specifications provided by AT&T Corp.

     During the term of the service mark license agreement, we will pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues. Initially the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% in the third year of the initial term and to 2.5% in the final two years of the initial term. As of December 31, 2000, we have recorded approximately $1.5 million due to AT&T Corp. related to the service mark license agreement.

     The initial term of the license ends on August 28, 2005. The agreement will automatically renew for an additional five years if we are not in material default under or breach of the license agreement. AT&T Corp. may terminate the license prior to the end of its scheduled term if AT&T Corp. no longer owns shares having voting control of our company or if we misuse the marks or otherwise materially breach our obligations under the service mark license agreement and are not able to correct the breach in a timely fashion.

                            AT&T LATIN AMERICA CORP.

     Credit Facility. AT&T Corp and a wholly-owned subsidiary of AT&T Corp. have provided us with two facilities of up to $300.0 million principal amount. See Note 5.

     Other. As of December 31, 2000, we included in accounts payable the amount of $7.4 million for services provided by and paid by AT&T Corp. on behalf of us. The amount owed bears no interest and does not have a specific due date. We also have recorded $1.4 million of reimbursable expenditures from AT&T Corp. related to brand expenses.

     Stockholder Loan. During December 2000, we loaned approximately $0.7 million to Mr. Northland, our President and Chief Executive Officer. Subsequent to year-end, we advanced an additional $8.8 million. The amounts loaned to Mr. Northland represented a refinancing of a loan extended initially by FirstCom to finance Mr. Northland's purchase of 800,000 restricted common shares of FirstCom prior to the FirstCom merger.

NOTE 11 -- OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

     We currently derive a substantial portion of our revenue from data-internet services. For the years ended December 31, 1999 and 2000, approximately 100.0% and 79.1%, respectively, were generated from data-internet services. No single customer or group of customers accounted for more that 10% of total revenue.

     Our operations consist of two segments: data-internet and voice services.

     Data-internet Services. Our data-internet services include basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which consist of offering and managing communications links among a number of locations, as wide area network services. The basic infrastructure, plus supporting services (available or being deployed) allows us to implement different communications applications to support a wide range of customers' needs. The availability of bandwidth and reliability of the services allow customers to utilize additional value-added services, such as video conferencing. Our Internet services consist of dial-up and dedicated access services offered primarily to businesses, as well as wholesale Internet services offered to Internet service providers. Our integrated package of wholesale Internet services allow Internet service providers to purchase and lease their entire access infrastructure from us.

     Voice Services. Our voice services include a range of services that allow us to provide high quality, reliable voice communications. Services range from the provisioning of office or campus services, to building a complete voice network covering multiple locations. Through interfaces with other private and public networks, customers can place and receive calls originating and terminating from outside our networks.

                            AT&T LATIN AMERICA CORP.

     The following table sets forth, for 1999 and 2000, certain information about segment results of operations and segment assets (in thousands):

1999                                             ARGENTINA    BRAZIL     CHILE     COLOMBIA    PERU     OTHER(1)
- ----                                             ---------   --------   --------   --------   -------   --------
REVENUE:
Data-internet services.........................  $     --    $    802   $     --   $    --    $    --   $     --
Voice services.................................        --          --         --        --         --         --
                                                 --------    --------   --------   -------    -------   --------
         TOTAL REVENUE.........................        --         802         --        --         --         --
Cost of revenue................................        --         865         --        --         --         --
Depreciation and amortization..................        --         512         --        --         --      1,195
Selling, general & administrative..............        --         874         --        --         --      1,290
                                                 --------    --------   --------   -------    -------   --------
Operating loss.................................  $     --    $ (1,449)  $     --   $    --    $    --   $ (2,485)
                                                 ========    ========   ========   =======    =======   ========
         Total assets..........................  $     --    $106,016   $     --   $    --    $    --   $278,412
Capital expenditures...........................  $     --    $  6,422   $     --   $    --    $    --   $     --

2000                                             ARGENTINA    BRAZIL     CHILE     COLOMBIA    PERU     OTHER(1)
- ----                                             ---------   --------   --------   --------   -------   --------
REVENUE:
  Data-internet services.......................  $    475    $ 25,505   $  8,830   $ 3,465    $ 3,093   $     --
  Voice services...............................        43       2,456      3,357        --      5,011         --
                                                 --------    --------   --------   -------    -------   --------
         TOTAL REVENUE.........................       518      27,961     12,187     3,465      8,104         --
Cost of revenue................................     2,219      37,540      8,791     1,741      4,304       (525)
Depreciation and amortization..................       713      25,713      1,738     1,446      2,137     12,048
Selling , general & administrative.............     9,437      28,348      5,425     5,649      6,596     11,760
                                                 --------    --------   --------   -------    -------   --------
Operating loss.................................  $(11,851)   $(63,640)  $ (3,767)  $(5,371)   $(4,933)  $(23,283)
                                                 ========    ========   ========   =======    =======   ========
         Total assets..........................  $ 93,568    $421,582   $ 44,261   $45,504    $85,846   $607,487
Capital expenditures (2).......................  $ 71,591    $ 94,030   $  6,533   $ 3,988    $16,795   $    576

- ---------------

(1) Consists primarily of corporate operations.
(2) Includes property and equipment acquired through vendor financing arrangements of approximately $30.8 million in 2000.

     There are no significant transfers between geographic areas and segments. Operating loss consists of revenue less operating expenses and does not include interest expense, interest income and other income (expense), minority interest and income taxes. Total assets are those assets used in our operations in each geographic area. Corporate assets primarily include cash and cash equivalents, property and equipment and intangible assets.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     We have operating lease agreements for our premises and equipment that expire on various dates through 2008. Amounts due under the operating agreements are subject to increases in accordance with their terms. Rent expense for the period October 31, 1999 through December 31, 1999 was $0.1 million and $4.3 million for the year ended December 31, 2000.

     Operating leases include minimum obligation on fines for interruption on leased line contracts, signed with several telecommunications companies in Brazil. These contracts expire within a range of 1 to 3 years, and the fines vary up to 50% of the total payments until the end of the contract.

     In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to transmission capacity, effective for fifteen years. The agreement calls for an initial purchase commitment of $33.9 million for traffic connection over the course of 2001, with an additional $14.0 million of additional capacity, subject

                            AT&T LATIN AMERICA CORP.

to certain discounts, to be purchased within two years. Additionally, there is an initial annual maintenance cost of $1.7 million, subject to escalation of 3% per year, compounded annually.

     Minimum future lease payments under non-cancelable operating leases, including the capacity purchase agreement, in effect at December 31, 2000 were as follows (in thousands):

2001........................................................  $ 25,874
2002........................................................    10,957
2003........................................................    24,775
2004........................................................     9,695
Thereafter (through 2015)...................................    40,695
                                                              --------
                                                              $111,996
                                                              ========

     At December 31, 2000, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $85.0 million under multi-year contracts.

     In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial position or results of operations.

     In accordance with the legislation in force in Brazil, tax registers related to federal, state and municipal taxes are subject to examination by the respective tax authorities from 5 to 30 years.

     Our current and future operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. We cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on our international operations.

NOTE 13 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for us beginning January 1, 2001. On January 1, 2001, we are recording a cumulative effect of an accounting change, net of applicable income taxes, of $0.5 million of income primarily attributable to fair value adjustment of debt instruments.

                            AT&T LATIN AMERICA CORP.

NOTE 14 -- QUARTERLY INFORMATION (UNAUDITED)

     The following table presents unaudited quarterly operating results for the period from (inception) October 13, 1999 through December 31, 1999 and for the year ended December 31, 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes therefore for the period presented.

                                         1999
                                     QUARTER ENDED                2000 QUARTER ENDED
                                     -------------    -------------------------------------------
                                        DEC 31         MAR 31     JUN 30      SEP 30      DEC 31
                                     -------------    --------    -------    --------    --------
Revenue............................     $   802       $  4,364    $ 6,145    $ 14,796    $ 26,930
Gross margins......................     $   (63)      $ (2,557)   $   709    $ (1,294)   $  2,371
Operating loss.....................     $(3,934)      $(12,949)   $(9,203)   $(26,923)   $(64,250)
                                        =======       ========    =======    ========    ========
Net loss...........................     $(4,124)      $(11,217)   $(9,405)   $(27,628)   $(84,082)
                                        =======       ========    =======    ========    ========

   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                   DISCLOSURE

     None.

                                    PART III

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this Annual Report on Form 10-K. The other information required by Items 10 through 13 will be included in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2000, which information is incorporated in this Annual Report on Form 10-K by reference.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

     Please see page 35 of this Annual Report on Form 10-K for the index to financial statements.

(B) REPORTS ON FORM 8-K

     No reports were filed during the last quarter of fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, as amended the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida on April 2, 2001.

                                          AT&T Latin America Corp.
                                          By: /s/ PATRICIO E. NORTHLAND
                                            ------------------------------------
                                          Name: Patricio E. Northland*
                                          Title: Director, President and CEO
                                             (Principal Executive Officer)

                                          By: /s/ MARISOL U. SLATON
                                            ------------------------------------
                                          Name: Marisol U. Slaton
                                          Title: Controller
                                             (Principal Accounting and Financial
                                                 Officer)

- ---------------

* As President and CEO, as Director and as attorney-in-fact for Messrs. Ames, Dwyer, Haigh, Kleinman, Montoya, Murray, Petrillo and Weis.

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes, constitutes and appoints Marisol Slaton, Thomas C. Canfield and Patricio E. Northland or any of them, as such person's attorney-in-fact, with full power of substitution and resubstitution, to sign and file on such person's behalf individually and in each capacity stated below AT&T Latin America's Annual Report on Form 10-K, any and all amendments to this report, as fully as such person could do in person, hereby ratifying and confirming all that such attorney-in-fact, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Each of the undersigned has signed this power of attorney as of this 2nd day of April, 2001.

                                          /s/ PATRICIO E. NORTHLAND
                                          --------------------------------------
                                          Patricio E. Northland
                                          Chairman, President and CEO
                                          (principal executive officer)

                                          /s/ MARISOL U. SLATON
                                          --------------------------------------
                                          Marisol U. Slaton
                                          Controller (principal accounting
                                          and financial officer)

                                          /s/ GARY A. AMES
                                          --------------------------------------
                                          Gary A. Ames
                                          Director

                                          /s/ EDWARD A. DWYER
                                          --------------------------------------
                                          Edward A. Dwyer
                                          Director

                                          /s/ JOHN A. HAIGH
                                          --------------------------------------
                                          John A. Haigh
                                          Director

                                          /s/ DAVID C. KLEINMAN
                                          --------------------------------------
                                          David C. Kleinman
                                          Director

                                          /s/ JORGE P. MONTOYA
                                          --------------------------------------
                                          Jorge P. Montoya
                                          Director

                                          /s/ TIMOTHY L. MURRAY
                                          --------------------------------------
                                          Timothy L. Murray
                                          Director

                                          /s/ JOHN C. PETRILLO
                                          --------------------------------------
                                          John C. Petrillo
                                          Director

                                          /s/ GERARD W. WEIS
                                          --------------------------------------
                                          Gerard W. Weis
                                          Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
 3.1     Amended and Restated Certificate of Incorporation of AT&T
         Latin America Corp.
 3.2     Amended and Restated Bylaws of AT&T Latin America Corp.
 4.1     Amended and Restated Certificate of Incorporation of AT&T
         Latin America Corp. (See Exhibit 3.1)
 4.2     Amended and Restated By-laws of AT&T Latin America Corp.
         (See Exhibit 3.2)
 4.3     Credit Facility Agreement among Global Card Holdings Inc.,
         AT&T Latin America Corp., AT&T Argentina S.A., AT&T Peru S.A
         and AT&T do Brasil S.A. (formerly AT&T do Brasil Ltda.)
 4.4     Amended and Restated Subordinated Note Agreement, dated as of January 30, 2001, among Global Card Holdings Inc., AT&T
         Corp., AT&T Latin America Corp., AT&T Argentina S.A., AT&T
         Peru S.A and AT&T do Brasil S.A.
*4.5     Certificate of designation of shares of 15% Series B
         preferred stock of AT&T Latin America Corp
 10.1    Regional Vehicle Agreement, dated August 28, 2000, between
         AT&T Latin America Corp. and AT&T Corp.
*10.2    Service Mark License Agreement, dated November 18, 1999,
         between AT&T Latin America Corp. and AT&T Corp.
*10.3    Employment Agreement, dated as of November 1, 1999, between
         AT&T Latin America Corp. (formerly Kiri Inc.), FirstCom
         Corporation and Patricio E. Northland.
*10.4    Employment Agreement, dated March 15, 2000, between AT&T do
         Brasil S.A. (formerly Netstream Telecom Ltda.), Carlos Andre and AT&T Latin America Corp. (formerly Kiri Inc.), as
         supplemented on March 15, 2000, with English translation.
*10.5    Employment Agreement, dated as of May 15, 2000, between AT&T
         Latin America Corp. (as successor to FirstCom Corporation)
         and Thomas C. Canfield.
*10.6    Employment Agreement, dated as of June 30, 2000, between
         AT&T Latin America Corp. and Alejandro Rossi.
 10.7    Employment Agreement, dated as of June 26, 2000, between
         AT&T Latin America Corp. and Marco Northland.
*10.8    Letter from AT&T Corp., indirect majority shareholder of
         AT&T Latin America Corp., with respect to form of AT&T Latin
         America 2000 Long Term Incentive Plan.
 10.9    AT&T Latin America 2000 Long Term Incentive Program.
 21.1    Subsidiaries of AT&T Latin America Corp.
 24.1    Powers of Attorney (included with signature page).

- ---------------

* Incorporated by reference to AT&T Latin America's Registration Statement on Form S-4, dated July 27, 2000 (Registration #333-42176).