Form 10-Q
period 2001-03-31
AT&T LATIN AMERICA CORP
filed 2001-05-15
CIK 1113527

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number: 0-31010

                            AT&T LATIN AMERICA CORP.
             (Exact name of Registrant as Specified in Its Charter)



                                                               22-3687745
                    DELAWARE                                (I.R.S. Employer
 (State or Other Jurisdiction of Incorporation)            Identification No.)

   220 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA                         33134
    (Address of principal executive offices)                       (Zip code)



       Registrant's telephone number including area code: (305) 459-6300


                                      None
        (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 14, 2001, 43,214,758 shares of the registrant's Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant's Class B common stock, par value $0.0001 per share, were outstanding.

================================================================================

                                      INDEX

                                                                   PAGE
                                                                 ---------

Consolidated Balance Sheets as of December 31, 2000 and

  March 31, 2001 (Unaudited).....................................    3

Unaudited Consolidated Statements of Operations for the three
  Months Ended March 31, 2000 and 2001...........................    4

Unaudited Consolidated Statement of Changes in Stockholders'
  Equity for the three Months Ended March 31, 2001...............    5

Unaudited Consolidated Statements of Cash Flows for the three
  Months Ended March 31, 2000 and 2001...........................    6

Notes to Consolidated Financial Statements (Unaudited)........... 7 - 14

Forward Looking Statements.......................................   15

Management's Discussion and Analysis............................. 16 - 21

Quantitative and Qualitative Disclosure about Market Risk........   22

Legal Proceedings................................................   23

Exhibits And Reports On Form 8-K.................................   23

Signatures.......................................................   24

                            AT&T LATIN AMERICA CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                     DECEMBER 31,       MARCH 31,
                                                                        2000               2001
                                                                    -----------         -----------
                                                                                        (UNAUDITED)
                                                                          (IN THOUSANDS)
                             ASSETS
Current Assets:
  Cash and cash equivalents                                         $    14,905         $    14,228
  Accounts receivable, net                                               15,934              27,284
  Recoverable taxes                                                      27,307              31,013
  Prepaid expenses and other current assets                              29,945              35,139
                                                                    -----------         -----------
         Total current assets                                            88,091             107,664

Property and equipment, net                                             339,470             395,119
Goodwill and other intangible assets, net                               854,530             823,810
Other assets                                                             16,157              36,944
                                                                    -----------         -----------

         Total assets                                               $ 1,298,248         $ 1,363,537
                                                                    ===========         ===========

               LIABILITIES, MANDATORILY REDEEMABLE
             PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                                        $   111,712         $   191,126
  Accounts payable and accrued expenses                                 106,156              97,233
  Other current liabilities                                               9,050              10,320
                                                                    -----------         -----------
         Total current liabilities                                      226,918             298,679

Long-term debt                                                           98,242             190,835
Other liabilities                                                         5,853               6,803
                                                                    -----------         -----------
         Total liabilities                                              331,013             496,317
                                                                    -----------         -----------
Minority interest                                                         2,343               2,196
                                                                    -----------         -----------
Commitments and contingencies (Note 8)                                       --                  --
                                                                    -----------         -----------
Mandatorily redeemable 15% Series B Preferred Stock                     186,205             193,101
                                                                    -----------         -----------
Stockholders' equity:
  Common stock                                                               11                  11
  Additional paid in capital                                            915,035             915,035
  Accumulated deficit                                                  (136,456)           (209,424)
  Accumulated other comprehensive income (loss)                             808             (24,192)
  Stockholder loan                                                         (711)             (9,507)
                                                                    -----------         -----------
         Total stockholders' equity                                     778,687             671,923
                                                                    -----------         -----------
         Total liabilities, mandatorily redeemable preferred
            stock and stockholders' equity                          $ 1,298,248         $ 1,363,537
                                                                    ===========         ===========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           --------------------------
                                                             2000             2001
                                                           --------         ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Data-Internet services                                   $  4,286         $  18,459
  Voice services                                                 78            13,211
                                                           --------         ---------
         Total revenue                                        4,364            31,670
Cost of revenue                                               6,921            25,772
Selling, general and administrative expenses                  4,232            32,756
Depreciation and amortization                                 6,160            24,699
                                                           --------         ---------
         Loss from operations                               (12,949)          (51,557)
Interest expense                                                 --            15,851
Interest income                                               1,018               270
Other income (expense), net                                     714            (5,945)
                                                           --------         ---------
         Loss before provision for income taxes and
           minority interest                                (11,217)          (73,083)
Provision for income taxes                                       --                --
Minority interest                                                --              (115)
                                                           --------         ---------
         Net loss                                          $(11,217)          (72,968)
                                                           ========         =========
Basic and diluted net loss per common share                $  (0.14)        $   (0.63)
                                                           ========         =========
Weighted average common shares outstanding                   80,000           116,296
                                                           ========         =========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                               ACCUMULATED
                                                                        OTHER                                      OTHER
                                COMMON STOCK  ADDITIONAL             COMPREHENSIVE                 TOTAL       COMPREHENSIVE
                               --------------  PAID IN  ACCUMULATED    INCOME        STOCKHOLDER STOCKHOLDER'S   INCOME
                                STOCK  AMOUNT  CAPITAL     DEFICIT      (LOSS)          LOAN       EQUITY      (LOSS), NET
                               ------- ------  --------   ---------  -------------   ----------  ---------    -----------
Balance December 31, 2000      116,296   $11   $915,035   $(136,456)   $    808        $  (711)   $ 778,687    $(135,648)


Stockholder loan                                                                        (8,796)      (8,796)


Net loss                                                    (72,968)                                (72,968)     (72,968)

Foreign currency translation
  adjustments                                                           (25,000)                    (25,000)     (25,000)
                               -------   ---   --------   ---------    --------        -------    ---------    ---------
Balance March 31, 2001         116,296   $11   $915,035   $(209,424)   $(24,192)       $(9,507)   $ 671,923    $(233,616)
                               =======   ===   ========   =========    ========        =======    =========    =========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          2000           2001
                                                                        --------       ---------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                              $(11,217)      $ (72,968)
    Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                        6,160          24,699
      Unrealized foreign exchange loss                                      (777)         (3,589)
      Allowance for bad debts                                                 --           2,486
      Minority interest                                                       --            (115)
      Preferred stock accretion                                               --           6,896
      Changes in assets and liabilities, net of effect
        of acquisitions:
        Accounts receivable                                               (2,320)        (13,836)
        Recoverable taxes                                                 (1,763)         (3,706)
        Prepaid and other assets                                              88          (5,194)
        Other assets                                                          --         (20,787)
        Accounts payable and accrued expenses                              3,718          (8,923)
        Other current liabilities                                          6,266           2,220
                                                                        --------       ---------
Net cash provided by (used in) operating activities
                                                                             155         (92,817)
                                                                        --------       ---------
Cash flows from investing activities:
  Purchase of property and equipment                                     (20,437)         (4,930)
  Investment in short-term securities                                     (3,558)             --
  Cash paid for acquisitions, including acquisition expenses              (1,874)             --
                                                                        --------       ---------
Net cash used in investing activities
                                                                         (25,869)         (4,930)
                                                                        --------       ---------
Cash flows from financing:
  Proceeds (repayments) of debt, net                                       1,770         105,866
  Loans to shareholder                                                        --          (8,796)
                                                                        --------       ---------
Net cash provided by financing activities                                  1,770          97,070
                                                                        --------       ---------
Net decrease in cash and cash equivalents                                (23,944)           (677)
Cash and cash equivalents, beginning of period                            24,223          14,905
                                                                        --------       ---------
Cash and cash equivalents, end of period                                $    279       $  14,228
                                                                        ========       =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the three months ended March 31, 2001, we acquired property and equipment amounting to approximately $66.2 million through vendor financing arrangements. See Note 5.


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         AT&T Latin America Corp. ("We," the "Company" or "ATTLA") was incorporated on October 13, 1999, under the laws of the State of Delaware. We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Our communication services include data, Internet, local and long distance voice, web hosting, and managed network services. We deliver our services mostly through own technologically advanced networks, which interconnect with other third party networks.

         The accompanying unaudited consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The balance sheet data as of December 31, 2000 was derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2001 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

         Our cumulative comprehensive loss was $135.6 million and $233.6 million as of December 31, 2000 and March 31, 2001, respectively. The components of comprehensive loss are net loss and foreign currency translation adjustments. During the three months ended March 31, 2001, foreign currency translations increased our other comprehensive loss by $25.0 million due mainly to the devaluation of the Brazilian Reais of approximately 10.6%.

NOTE 2 -- LIQUIDITY

         The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $209.4 million from the period from inception (October 13, 1999) through March 31, 2001. At March 31, 2001 we had a working capital deficit of $191.0 million.

         Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on data-Internet services, the fastest growing segment of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flow until we are able to establish an adequate customer base. After the initial planned build-out of our networks, we expect our capital expenditures will become tightly related to near-term revenue growth. We believe that this long-term strategy will enhance our near term financial performance by increasing the capacity of, and traffic flow over, our networks.

         We expect to continue to incur operating losses and to generate negative cash flows from operations for the next several years as we expand our existing communications networks and develop new networks and services. We plan to fund our 2001 capital requirements and working capital needs with borrowing capacity under our subordinated credit facility with AT&T Corp., anticipated proceeds from our planned equipment vendor financing and other financial support from AT&T Corp., as necessary.

                            AT&T LATIN AMERICA CORP.

         Although we believe that our funding plan previously mentioned in this note will be sufficient to support working capital needs, capital expenditures and debt service for 2001, there is no assurance that we will be able to consummate these proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions or at all. Our inability to consummate the proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan would affect our time to market and our ability to carry out our growth strategy and could materially and adversely affect our results of operations.

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

         On June 30, 2000, we completed the acquisition of Keytech LD S.A. (now known as AT&T Argentina). We acquired all of the capital stock of Keytech in exchange for 1,178,689 shares of our Class A common stock, plus $5.2 million in cash. The Keytech acquisition also provides for a contingent purchase price of up to $1.5 million one year after the acquisition, if certain operational milestones are reached. We accounted for the acquisition of Keytech in accordance with the purchase method for business combinations. We recorded $32.0 million of goodwill in connection with this acquisition, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is being amortized over a twenty-year period.

         On August 28, 2000, we completed our merger with FirstCom. Immediately prior to the merger, all paid-in-kind dividends payable on FirstCom's Series A convertible preferred stock were accelerated and the holders of that stock converted all of their shares of preferred stock into common stock of FirstCom. In the merger, each holder of FirstCom common stock, including the former holders of FirstCom's Series A convertible preferred stock, received one share of Class A common stock of ATTLA for each share of FirstCom common stock they owned, resulting in an aggregate issuance of 33,715,892 shares of Class A common stock, or approximately 29% of our outstanding capital at that time. In addition, each option or warrant to purchase shares of FirstCom common stock was exchanged for a warrant or option to purchase an identical number of shares of ATTLA Class A common stock.

         We accounted for the FirstCom merger in accordance with the purchase method for business combinations. Accordingly, the purchase price of $563.3 million has been allocated to the identifiable assets and liabilities based on fair values at the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets in the amount of $563.4 million and $26.0 million has been classified as goodwill and other intangibles, respectively. Goodwill is amortized on a straight-line basis over a twenty-year period. Other intangible assets represent the fair value of the existing service contracts in Chile, Peru and Colombia. These other intangibles are being amortized on a straight-line basis over a five-year period.

                            AT&T LATIN AMERICA CORP.

         The following table states, for the period presented, our unaudited pro forma results of operations giving the effect of the FirstCom merger and the Keytech acquisition as if the transactions had been completed as of the beginning of the period presented (in thousands):

                                                          MARCH 31,
                                                            2000
                                                       ----------------

         Revenue...................................... $        16,255
                                                       ================

         Operating loss............................... $       (34,596)
                                                       ================
         Net loss..................................... $       (40,729)
                                                       ================
         Basic and diluted loss per common share...... $        (0.35)
                                                       ================


         These results are presented for informational purposes only and are not necessarily indicative of our future results of operations or financial position or our results of operations or financial position that would have been achieved had the acquisition actually occurred as of the beginning of the periods presented.

NOTE 4 -- PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following as of December 31, 2000 and March 31, 2001, respectively (in thousands):

                                                                                                        ESTIMATED
                                                                                                         USEFUL
                                                                    DECEMBER 31,        MARCH 31,         LIVES
                                                                        2000              2001         (IN YEARS)
                                                                   ----------------   --------------   ------------

         Switching equipment....................................   $       74,384     $     76,098           5
         Transmission equipment.................................           95,363          104,975           7
         Cables.................................................           37,491           45,797          10
         Underground installation...............................           82,481           88,168          25
         Construction in progress...............................           20,600           49,630          --
         Office equipment, furniture, vehicles and other........           48,611           60,143        3 to 10
                                                                   ----------------   --------------
                                                                          358,930          424,811
         Less: Accumulated depreciation.........................          (19,460)         (29,692)
                                                                   ----------------   --------------
                                                                   $      339,470     $    395,119
                                                                   ================   ==============


         Depreciation expense related to the property and equipment was $2.7 million and $11.9 million for the three months ended March 31, 2000 and 2001, respectively.

                            AT&T LATIN AMERICA CORP.

NOTE 5 -- DEBT

         Debt is comprised of the following (in thousands):

                                                                               DECEMBER 31,       MARCH 31,
                                                                                   2000             2001
                                                                              -------------    --------------
          Revolving credit facility, at LIBOR plus 3.75% (8.6% to
              9.5% at March 31, 2001).....................................     $   100,000      $   100,000
          Subordinated credit facility, at LIBOR plus 6.00% (10.9% to
              12.5% at March 31, 2001)....................................          40,900          167,060
          Notes payable for equipment, at interest rates from 0% to
              LIBOR plus 5.50% due in instalments through 2005............          31,514           77,372
          Other bank facilities due in instalments through 2002...........          37,540           37,529
                                                                               -------------    --------------
          Total debt......................................................         209,954          381,961

          Less current maturities.........................................        (111,712)        (191,126)
                                                                               -------------    --------------

          Long-term debt..................................................     $    98,242      $   190,835
                                                                               =============    ==============

REVOLVING AND SUBORDINATED CREDIT FACILITIES

         Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., and AT&T Corp. have provided us with two credit facilities with up to an aggregate amount of $300.0 million. Amounts outstanding under the $100.0 million revolving credit facility ($100.0 million outstanding as of March 31, 2001) mature on August 28, 2002, except for borrowings made by AT&T do Brasil, which are due within approximately 3 months after disbursement, but will be automatically renewed subject to prepayment requirements in the revolving credit facility agreement. Amounts outstanding under the $200.0 million subordinated credit facility ($167.1 million outstanding as of March 31, 2001) mature on December 1, 2008, except for borrowings made by AT&T do Brasil, which are due within approximately 3 to 6 months after disbursement, but will be automatically renewed subject to prepayment requirements in the subordinated note agreement. Both credit facilities contain restrictions on capital expenditures, incurrence of additional debt, and liens on or the disposal of assets without prior consent of the lender and require prepayment upon certain issuances of debt or equity by us. We had $32.9 million available under the $200.0 million revolving facility at March 31, 2001.

         The $100.0 million credit facility is unsecured; however, the lender may at any time require us to pledge the shares of our operating subsidiaries and their assets as collateral for borrowings under this facility. Interest under this credit facility accrues at a rate based on LIBOR plus 3.75%. AT&T Corp. has permitted us to defer certain interest payments on this credit facility until the end of this year. As of March 31, 2001, the outstanding borrowings under this facility bore interest at a weighted average annual rate of 9.2%. Interest under the $200.0 million subordinated credit facility accrues at a rate based on LIBOR plus 6.00%. As of March 31, 2001, the outstanding borrowings under this facility bore interest at a weighted average annual rate of 11.2%. We are permitted under the subordinated note agreement to defer certain interest payments on the $200.0 million subordinated credit facility until December 31, 2003.

                            AT&T LATIN AMERICA CORP.

NOTES PAYABLE FOR EQUIPMENT

     In November 1998, a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The equipment being financed collateralizes this vendor financing. As of March 31, 2001, there was approximately $9.6 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 11.9%. The availability period for financing under the agreement expired on December 31, 2000.

         In August 2000, we entered into a short-term vendor financing agreement providing for a maximum financing of $30.0 million, maturing on April 9, 2001. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.5%. As of March 31, 2001, there was $20.7 million in outstanding borrowings under this agreement bearing interest at a weighted average annual rate of 11.9%. We have agreed with this vendor to extend the maturity of this financing to July 31, 2001 and to increase the maximum amount available to $50.0 million.

         In October 2000, we entered into a short-term vendor financing agreement providing for a maximum financing of $14.1 million, maturing on December 31, 2000. Borrowings under this short-term vendor agreement bear no interest. The maturity date of this arrangement was extended until March 29, 2001. After payment of the outstanding borrowings as of March 29, 2001, additional equipment purchases totaling $4.5 million were financed under this vendor financing agreement on the same payment terms. As of March 31, 2001, there was $4.5 million in outstanding borrowings under this agreement

         In March 2001, we entered into a short-term vendor financing agreement providing for a maximum financing of $23.8 million all of which was outstanding as of March 31, 2001, maturing on July 31, 2001. Borrowings under this short-term vendor financing agreement bear interest at a fixed annual rate of 12%.

         As of March 31, 2001, there was also $18.8 million outstanding under no specific agreement. The amount of $18.8 million bears no interest.

         We have agreed with our vendors that, subject to the closing of our planned long-term vendor financing, the above short-term financing agreements (with the exception of the former FirstCom facility described above) will be refinanced by borrowings under the planned long-term financing.

OTHER BANK FACILITIES

         AT&T do Brasil is party to several local bank facilities providing for aggregate borrowings of $30.3 million. At March 31, 2001, there was an aggregate of $26.5 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 7.3% to 12.9% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.8%.

         AT&T Colombia is party to several local bank facilities providing for aggregate borrowings of $10.9 million. At March 31, 2001, there was an aggregate of $8.4 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 11.0% to 18.2% per annum and variable rates based on the Colombian 90 day DTF (Deposito Termino Fijo) plus a margin ranging from 3.0% to 8.0%. The average DTF during the three months ended March 31, 2001 was 13.3%.

         AT&T Peru is party to several local bank facilities providing for aggregate borrowings of $17.6 million. At March 31, 2001, there was an aggregate of $1.8 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rates ranging from 8.0% to 10.3% per annum.

         AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for aggregatge borrowings of $1.0 million. At March 31, 2001, there was an aggregate of $0.9 million outstanding under these facilities bearing interest at various interest rates.

NOTE 6 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         SERVICE MARK LICENSE AGREEMENT WITH AT&T CORP. We have entered into a service mark license agreement with AT&T Corp. Under this agreement, AT&T Corp. has agreed to license to us the use of service marks, including "AT&T" and the AT&T logo with a fanciful globe design mark. We may also use the "AT&T" mark as part of our trade and corporate names as long as at least half of the licensed services meet service specifications provided by AT&T Corp.

                            AT&T LATIN AMERICA CORP.

         During the term of the service mark license agreement, we have agreed to pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues. Initially the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% in the third year of the initial term of the license agreement and to 2.5% in the final two years of the initial term of the license agreement. As of March 31, 2001, we have recorded approximately $2.8 million due to AT&T Corp. related to the service mark license agreement.

         The initial term of the license agreement ends on August 28, 2005. The agreement will automatically renew for an additional five years if we are not in material default under or breach of the license agreement. AT&T Corp. may terminate the license prior to the end of its scheduled term if AT&T Corp. no longer owns shares having voting control of our company or if we misuse the marks or otherwise materially breach our obligations under the service mark license agreement and are not able to correct the breach in a timely fashion.

         CREDIT FACILITY. AT&T Corp and a wholly-owned subsidiary of AT&T Corp. have provided us with two facilities of up to $300.0 million principal amount. See Note 5.

         MANDATORILY REDEEMABLE PREFERRED STOCK. On August 28, 2000, we issued 100,000 shares to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., of our non-voting, non-convertible and non-participating mandatory redeemable 15% Series B Preferred Stock. The shares of mandatory redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the mandatorily reedemable 15% Series B Preferred Stock at any time after August 28, 2004 at a redemption price equal to the liquidation value. As of March 31, 2001, the 15% Series B Preferred Stock has an aggregate liquidation value of $193.1 million.

         OTHER. As of March 31, 2001, we included in accounts payable $7.7 million for services provided by or paid by AT&T Corp. on our behalf. The amount owed bears no interest and does not have a specific due date. We also have recorded $2.8 million of reimbursable expenditures from AT&T Corp. related to brand expenses.

         STOCKHOLDER LOAN. As of March 31, 2001, we have a receivable of approximately $9.5 million, including approximately $98,000 of accrued interest from our President and Chief Executive Officer, Mr. Patricio E. Northland. The amounts loaned to Mr. Northland represented a refinancing of a loan extended initially by FirstCom to finance Mr. Northland's purchase of 800,000 restricted common shares of FirstCom prior to the FirstCom merger. The principal amount and accrued interest are collateralized by a pledge of 800,000 shares of ATTLA Class A common stock and bear interest at an annual rate of 5.41%. The principal amount and all accrued interest are due on March 1, 2010.

NOTE 7 -- OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

         Our operations consist of two segments: data-Internet and voice services.

         DATA-INTERNET SERVICES. Our data-Internet services include basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which consist of offering and managing communications links among a number of locations, as wide area network services. The basic infrastructure, plus supporting services (available or being deployed) allows us to implement different communications applications to support a wide range of customers' needs. The availability of bandwidth and reliability of the

                            AT&T LATIN AMERICA CORP.

services allow customers to utilize additional value-added services, such as video conferencing. Our Internet services consist of dial-up and dedicated access services offered primarily to businesses, as well as wholesale Internet services offered to Internet service providers. Our integrated package of wholesale Internet services enable Internet service providers to purchase and lease their entire access infrastructure from us. We currently derive a substantial portion of our revenue from data-Internet services. For the three months ended March 31, 2000 and March 31, 2001, approximately 98.2% and 58.2% of revenue, respectively, were generated from data-Internet services. No single customer or group of customers accounted for more than 10% of total revenue.



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

         The following table sets forth, for the three months ended March 31, 2000 and 2001, certain information about segment results of operations and segment assets (in thousands):

              2000             ARGENTINA         BRAZIL           CHILE           COLOMBIA           PERU         OTHER (1)
----------------------------- -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
Data-Internet services        $         --     $     4,286     $         --      $       --       $        --    $         --
Voice services                          --              78               --              --                --              --
                              -------------    ------------    -------------    -------------    -------------   -------------
TOTAL REVENUE                           --           4,364               --              --                --              --
Cost of revenue                         --           6,921               --              --                --              --
Selling, general &
  Administrative                        --           3,981               --              --                --             251
Depreciation and
  Amortization                          --           6,160               --              --                --              --
                              -------------    ------------    -------------    -------------    -------------   -------------
Operating loss                $         --     $   (12,698)    $         --     $        --      $         --    $        251
                              =============    ============    =============    =============    =============   =============

Total assets                  $         --     $   384,238     $         --     $        --      $         --    $         --
Capital expenditures          $         --     $    20,437     $         --     $        --      $         --    $         --


              2001             ARGENTINA         BRAZIL           CHILE           COLOMBIA           PERU         OTHER (1)
----------------------------- -------------    ------------    -------------    -------------    -------------   -------------

Revenue:
  Data-internet services      $        278     $     9,689     $      2,895      $    2,915       $     2,682    $         --
  Voice services                       714           1,551            6,515              --             4,431              --
                              -------------    ------------    -------------    -------------    -------------   -------------
TOTAL REVENUE
                                       992          11,240            9,410           2,915             7,113              --
Cost of revenue                      2,157          12,402            7,080           1,042             3,091              --
Selling, general &
  Administrative                     7,114           8,913            3,515           2,903             4,452           5,859
Depreciation and
  Amortization                       2,390           7,771            1,425           1,253             3,083           8,777
                              -------------    ------------    -------------    -------------    -------------   -------------
Operating loss
                              $    (10,669)    $   (17,846)    $     (2,610)    $    (2,283)     $     (3,513)   $    (14,636)
                              =============    ============    =============    =============    =============   =============
Total assets                  $    153,340     $   411,894     $     58,416     $    48,976      $     91,228    $    599,683
Capital expenditures (2)      $     43,404     $    11,358     $      3,781     $     2,456      $      5,142    $      4,930


-------------
(1)  Consists primarily of corporate operations.
(2) Includes property and equipment acquired through vendor financing arrangements of approximately $66.2 million in 2001.

         There are no significant transfers between geographic areas and segments. Operating loss consists of revenue less operating expenses and does

                            AT&T LATIN AMERICA CORP.

not include interest expense, interest income and other income (expense), minority interest and income taxes. Total assets are those assets used in our operations in each geographic area. Corporate assets primarily include cash and cash equivalents, property and equipment and intangible assets.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

         In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of March 31, 2001, approximately $17.2 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually

         At March 31, 2001, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $50.0 million under multi-year contracts.

         In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial position or results of operations.

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

NOTE 9 -- ACCOUNTING CHANGE

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a fair value hedge, changes in the fair value of the hedged derivative are offset against the changes in the fair value of the underlying firm commitments. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive loss income until the underlying hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings. For the three months ended March 31, 2001, all net changes in fair value of the fair value hedges and the cash flow hedges were immaterial, as were any ineffective portions of these hedges.

         The Company has not made any changes to its hedge-related risk management policies as a result of adopting SFAS No. 133.

                           FORWARD-LOOKING STATEMENTS

         Some of the statements under "Management's Discussion & Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs as well as on a number of assumptions concerning future events made by, and information currently available to, management. These statements involve known and unknown risks, uncertainties and other factors, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed in or implied by the forward-looking statements.

         Forward-looking statements include but are not limited to statements and references about the following matters:

         o expectations and estimates of completion dates, construction costs, subsequent maintenance expenses and network expansion;

         o expectations and estimates as to the amount of cash requirements to implement our growth strategy and as to our ability to obtain financing;

         o expectations about the sources of revenues and the percentage breakdown of sources of revenues; and

         o  future financial performance, including growth in sales and income.

          In addition to matters that are described in this quarterly report on Form 10-Q and the exhibits hereto and our Annual Report on Form 10-K and the exhibits thereto, the following factors, among others, could cause AT&T Latin America's actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this quarterly report on Form 10-Q or its exhibits:

         o  inaccurate forecasts of customer or market demand;

         o  the rate of expansion of our networks and customer base;

         o changes in communications technology and/or the pricing of competitive products and services;

         o  highly competitive market conditions;

         o  access to financing on acceptable terms and conditions;

         o  loss of one or more important customers;

         o acquisitions by us and our ability to integrate successfully any acquired businesses or technologies into our operations;

         o changes in or developments affecting laws, regulations and licensing requirements in the countries in which we operate;

         o our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks;

         o  volatility of our stock price;

         o  currency fluctuations; and

         o changes in economic and political conditions in the countries in which we operate.

         AT&T Latin America undertakes no obligation to publicly release any updates or revisions to any forward-looking statements, which are made as of the date of this quarterly report on Form 10-Q, to reflect events or circumstances after the date of this quarterly report on Form 10-Q.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Broadband communications services are communications services delivered over high speed, high capacity transmission systems. Our objective is to be a leading facilities-based provider of high bandwidth communications services to businesses in key Latin American markets in the countries in which we operate. We focus primarily on business customers with growing and diverse broadband communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced networks which interconnect primarily with other third party networks.

         BASIS OF PRESENTATION. Because our historical financial information is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the pro forma results of operations for the three months ended March 31, 2000, as if the companies acquired had been combined as of the beginning of the period presented.

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

         AT&T ARGENTINA. In June 2000, we acquired Keytech LD, now named AT&T Argentina.

         FIRSTCOM. In August 2000, we completed our merger with FirstCom, which had operations in Chile, Colombia and Peru. In the merger, the holders of FirstCom common shares received one share of our Class A common stock in exchange for each share of FirstCom.

RESULTS OF OPERATIONS

         The following table includes a summary of actual and pro forma results of operations for the periods indicated below. Pro forma results are presented to show our results of operations given the effect of the FirstCom merger and Keytech acquisition as if these transactions had been completed as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of ATTLA or the results of operations or financial position of ATTLA that would have been achieved had the acquisition occurred at the beginning of the period presented.

                            AT&T LATIN AMERICA CORP.
                   ACTUAL AND PRO FORMA RESULTS OF OPERATIONS


                                                     ACTUAL              PRO FORMA             ACTUAL
                                                 ----------------     ----------------     ----------------
                                                  FOR THE THREE        FOR THE THREE        FOR THE THREE
                                                  MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                                 MARCH 31, 2000       MARCH 31, 2000       MARCH 31, 2001
                                                 ----------------     ----------------     ----------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                        (UNAUDITED)
Revenue                                          $      4,364         $     16,255         $      31,670
Cost of revenue                                         6,921               12,436                25,772
Selling, general and administrative
  Expenses                                              4,232               20,920                32,756
Depreciation and amortization                           6,160               17,495                24,699
                                                 ----------------     ----------------     ----------------
                                                      (12,949)             (34,596)              (51,557)
Loss from operations
Interest expense                                           --                8,504                15,851
Other income (expense), net                             1,732                2,371                (5,675)
                                                 ----------------     ----------------     ----------------
Loss before provision for income
  taxes and minority interest                         (11,217)             (40,729)              (73,083)
Provision for income taxes                                 --                   --                    --
Minority interest                                          --                   --                  (115)
                                                 ----------------     ----------------     ----------------
                                                 $    (11,217)        $    (40,729)        $     (72,968)
Net loss
                                                 ================     ================     ================
Basic and diluted net loss per share             $      (0.14)        $      (0.35)        $      (0.63)
                                                 ================     ================     ================
Weighted average shares outstanding                    80,000              116,096               116,296
                                                 ================     ================     ================

         The following table includes selected pro forma revenue by country and the pro forma operating loss in dollars and as a percentage of revenue for the three months ended March 31, 2000 and the actual results by country and actual operating loss in dollars and as a percentage of revenue for the three months ended March 31, 2001:

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                        -------------------------------------------------------
                                                                            2000            %             2001            %
                                                                         PRO FORMA                       ACTUAL
                                                                        -------------     -------     -------------    --------
                                                                                            (IN THOUSANDS)
                                                                                             (UNAUDITED)

Revenue:
  Argentina...................................................          $       142         0.9%      $       992        3.1%
  Brazil......................................................                4,363        26.8%           11,240       35.5%
  Chile.......................................................                6,645        40.9%            9,410       29.7%
  Colombia....................................................                2,208        13.6%            2,915        9.2%
  Peru........................................................                2,897        17.8%            7,113       22.5%
                                                                        -------------     -------     -------------    --------
            Total revenue.....................................               16,255       100.0%           31,670      100.0%
Cost of revenue...............................................               12,436        76.5%           25,772       81.4%
Selling, general and administrative expenses..................               20,920       128.7%           32,756      103.4%
Depreciation and amortization.................................               17,495       107.6%           24,699      77..9%
                                                                        -------------     -------     -------------    --------


            Total operating loss..............................          $   (34,596)      (212.8%)    $   (51,557)     (162.7%)
                                                                        =============     =======     =============    ========


         ACTUAL THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 2000


                                                         THREE MONTHS ENDED                     CHANGE
                                                             MARCH 31,
                                                   -------------------------------    ----------------------------
                                                       2000             2001                $              %
                                                   -------------    --------------    --------------   -----------
                                                    PRO FORMA          ACTUAL
                                                                            (UNAUDITED)

   PRO FORMA REVENUE
     Data-internet services................        $      9,527     $     18,459      $      8,932        93.8%
     Voice services........................               6,728           13,211             6,483        96.4%
                                                   -------------    --------------    --------------
            Total revenue..................        $     16,255     $     31,670      $     15,415        94.8%
                                                   =============    ==============    ==============

         REVENUE. Revenue for the three months ended March 31, 2001 was $31.7 million, compared to pro forma revenue of $16.3 million for the same period in 2000, representing an increase of $15.4 million or 94.8%. This increase in revenue was mainly generated in Brazil and Peru, which combined accounted for $11.1 million or 71.9% of the total revenue increase. Revenue increases in Brazil and Peru resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers.

         Our data-Internet services segment grew from a pro forma $9.5 million during the three months ended March 31, 2000, to $18.5 million for the same period in 2001, representing an increase of $8.9 million or 93.8%. The increase in our data-Internet services was mainly due to increased demand for bandwidth from our existing business customers and to an increase in our customer base.

         Data-Internet services accounted for 58.3% of our revenue in 2001. We anticipate that over the long-term, data-Internet services revenue will continue to represent a majority of total revenue.

         Revenue from voice services grew from pro forma $6.7 million during the three months ended March 31, 2000, to $13.2 million for the same period in 2001, representing an increase of $6.5 million or 96.4%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold.

         COST OF REVENUE. Cost of revenue was $25.8 million for the three months ended March 31, 2001, compared to pro forma cost of revenue of $12.4 million for the same period in 2000, representing an increase of $13.3 million or 107.2%. Cost of revenue consist of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs. We expect cost of revenue to continue to increase in absolute terms as we continue to add capacity to our networks and build or lease capacity on additional networks. However, we expect to continue to increase our service offerings over our existing network capacity and to obtain better pricing from third party network providers, resulting in gross margin improvement for the remainder of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $32.8 million during the three months ended March 31, 2001, compared to pro forma selling, general and administrative expenses of $20.9 million for the same period in 2000, representing an increase of $11.8 million or 56.7%. The increase in selling, general and administrative expenses resulted primarily from an increase in headcount and higher marketing and advertising expenses. We anticipate that selling, general and administrative expenses will continue to increase in absolute terms in future periods to the extent that we continue to experience growth and to expand our service offerings. However, we expect that selling, general and administrative expenses as a percentage of revenue will continue to decrease as we continue to manage our growth. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $24.7 million during the three months ended March 31, 2001, compared to pro forma depreciation and amortization of $17.5 million for the same period in 2000, representing an increase of $7.2 million or 41.2%. The increase in depreciation and amortization expense was due mainly to the increase in capital expenditures for the build out of our networks over the year. Depreciation and amortization expense includes amortization of goodwill and other intangible assets related to the FirstCom merger, and the acquisitions of Netstream and Keytech. We expect that depreciation and amortization expense will continue to increase as we continue to invest in the installation and expansion of our networks.

         INTEREST EXPENSE. Interest expense was $15.9 million during the three months ended March 31, 2001, compared to pro forma interest expense of $8.5 million during the same period in 2000, representing an increase of $7.3 million or 86.4%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our mandatorily redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities provided by AT&T Corp., as well as notes payable for equipment and other bank loans.

         NET LOSS. Net loss was $72.9 million during the three months ended March 31, 2001, compared to pro forma net loss of $40.7 million for the same period in 2000, representing an increase of $32.2 million or 44.2%. We expect to continue to incur net losses in the next several years, because the total of our operating expenses, interest expense and non-cash expenses (primarily depreciation and amortization) will continue to exceed our revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are for working capital, capital expenditures and debt service. Our primary sources of liquidity are credit facilities from our major stockholder, revenue and various financing arrangements with equipment vendors and from local Latin American credit markets. The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         Our business is capital intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on data-Internet services, the fastest growing segment of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize significant revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flow unless and until we are able to establish an adequate customer base. After the initial planned build-out of our networks, we expect our capital expenditures will become tightly related to near-term revenue growth. We believe that this long-term strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

         We have incurred net losses of approximately $209.4 million from the period from inception (October 13, 1999) through March 31, 2001, and at March 31, 2001 we had a working capital deficit of $191.0 million. We expect to continue incurring operating losses and generate negative cash flows from operations as we expand our existing communications networks and develop new networks and services.

CAPITAL USES

         During the three months ended March 31, 2001, our net cash decreased by $0.7 million. The decrease in cash reflected cash used in operating activities of $92.8 million, offset by cash provided by financing activities of $97.1 million. Our uses of cash in operations were mainly the result of our net loss of $72.9 million during the three months ended March 31, 2001 and the increase in our working capital deficit, offset by non-cash activities like depreciation and amortization and preferred stock accretion.

         We expect to continue to make capital expenditures during 2001 and thereafter relating to our existing and planned network development and operations. These expenditures may include the purchase and installation of fiber optic cable and electronic equipment, including switches, routers, servers and other data transmission equipment, to expand existing networks and develop new networks, including the connection of new buildings; and developing and implementing our integrated regional information technology platform. During 2001, we expect that capital expenditures will range from $200.0 million to $220.0 million. As of March 31, 2001 we have invested approximately $71.0 million.

         In addition, we expect to use capital resources to fund operating losses and working capital. We also expect interest expense to increase in the near term as a result of increased amounts outstanding under our facilities from AT&T Corp. and expected usage of our planned equipment vendor financing.

         In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of March 31, 2001, approximately $17.2 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

         At March 31, 2001, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $50.0 million under multi-year contracts.

CAPITAL RESOURCES

         As of March 31, 2001 we had cash and cash equivalents of $14.2 million. As of March 31, 2001 our $100.0 million credit facility from AT&T Corp. was fully drawn, and we had $32.9 million available under our $200.0 million subordinated credit facility from AT&T Corp. Advances from these credit facilities have been used for capital expenditures, operations and working capital. As of May 14, 2001, $9.6 million was available under our subordinated credit facility with AT&T Corp. Interest on the $100.0 million facility is payable quarterly at a rate of LIBOR plus 3.75%. AT&T Corp. has permitted us to defer certain interest payment on this credit facility until the end of this year. For the $200.0 million subordinated credit facility interest is payable at a rate of LIBOR plus 6.0%. AT&T Corp. has permitted us to defer certain interest payments on the $200.0 million subordinated credit facility until December 31, 2003. AT&T Corp. recently agreed to provide to us $20.0 million of funding to support near term working capital needs on terms to be determined.

LOCAL BANK FACILITIES


         AT&T do Brasil is party to several local bank facilities providing for aggregate borrowings of $30.3 million. At March 31, 2001, there was an aggregate of $26.5 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 7.3% to 12.9% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.8%.

         AT&T Colombia is party to several local bank facilities providing for aggregate borrowings of $10.9 million. At March 31, 2001, there was an aggregate of $8.4 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 11.0% to 18.2% per annum and variable rates based on the Colombian 90 day DTF (Deposito Termino Fijo) plus a margin ranging from 3.0% to 8.0%. The average DTF during the three months ended March 31, 2001 was 13.3%.

         AT&T Peru is party to several local bank facilities providing for aggregate borrowings of $17.6 million. At March 31, 2001, there was an aggregate of $1.8 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rates ranging from 8.0% to 10.3% per annum.

         AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for aggregatge borrowings of $1.0 million. At March 31, 2001, there was an aggregate of $0.9 million outstanding under these facilities bearing interest at various interest rates.

         EQUIPMENT VENDOR FINANCING COMMITMENTS. During March 2001, we received commitment letters from our major equipment vendors, Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks Ltd. to provide an initial tranche of approximately $300.0 million under a secured long-term floating-rate credit facility. The facility will finance our purchases of electronic equipment and related services, software and integration. We expect to close the facility in the third quarter of 2001. The vendors' commitments and the closing of the facility are subject to customary conditions, including completion of the vendors' due diligence on our operations and business plans, effectiveness of our licenses and permits, regulatory approvals and the absence of material adverse changes. The facility will be secured by a first priority security interest in favor of the lenders over most of our material assets, including the shares of capital stock we own in our operating subsidiaries.

LIQUIDITY ASSESSMENT

         We estimate capital requirements of approximately $510.0 million from the beginning of 2001 through the first half of 2002. Our capital requirements will be utilized to develop and expand communications networks and services and fund working capital needs, operating losses and debt service obligations. We expect that capital expenditures and debt service obligations will increase in the future in connection with these capital requirements. We expect that our needs for external funding to implement our growth strategy will continue through 2004.

       Our cash needs in the next several years will be affected by several factors, including, but not limited to:

         o  the amount of cash expected to be used in our operations;

         o  our ability to increase revenue;

         o  the level of competitive pressure on the pricing of our services;

         o our ability to manage and contain costs associated with the expected growth;

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

SEASONALITY

         To date we have not experienced significant seasonality in our services offerings.

IMPACT OF INFLATION

         Inflation in the countries in which we operate may affect our business through increased labor costs and increases in the cost of third-party communications capacity and other third-party services. We have not experienced significant increases in these costs to date. In addition to the effect of inflation, competition for qualified personnel could increase labor costs for us in the future. Our international operations may, at times in the future, expose our business to high inflation in certain foreign countries. We generate all of our revenue from international operations that are susceptible to currency fluctuations. The likelihood and extent of currency depreciation in Latin America, and deteriorating economic conditions in Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined.

         Our customer contracts in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil. During the three months ended March 31, 2001, our Brazilian operations were negatively affected by a currency depreciation of approximately 10.6%.

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

         EXPOSURE TO FOREIGN CURRENCY EXCHANGE RATES. Our primary foreign currency exchange risk relates to our operations in Latin America, which operate in currencies other than U.S. Dollars. Management continue to monitor such items to determine if any actions, such as the issuance of additional foreign currency denominated debt or other financial instruments, would be warranted to reduce such risk. During the three months ended March 31, 2001, Brazil's currency deteriorated in value against the U.S. dollar by approximately 10.6%, resulting in lower revenues and expenses in our Brazilian operations when translated into our reporting U.S. dollar currency.

         At March 31, 2001, we had foreign currency forward contracts which hedge certain activities with notional amounts of $164.9 million, maturing in various dates through October 2002. The fair value of these contracts was $176.2 million at March 31, 2001. Based upon a 10% strengthening of the U.S. dollar, the fair value of these contracts would have resulted in additional unrealized losses of $17.6 million. Because these contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying firmly committed or anticipated transactions. For purposes of this calculation, we have assumed that the maturity of these contracts are the same and the effect of the U.S. dollar strengthening would be the same for each contract.

         Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not typically hedge foreign currency exchange rate risk, except for fixed liabilities denominated in a currency other than the functional currency of a given country operation.

         EXPOSURE TO INTEREST RATES. At March 31, 2001, our long-term debt had a carrying value of $381.9 million. Based upon a hypothetical 10% decrease or increase in the period end market interest rate, the fair value of this liability would increase or decrease by approximately $38.2 million. This hypothetical amount is determined by considering the impact of the hypothetical interest rates on our existing debt. This analysis does not consider the effects of the changes in the level of overall economic activity that could exist in such environments.

         Currently, we do not use interest rate swaps to fix the interest cost over the short term. We will continue to monitor our exposure to interest rates to determine if any actions, such as the interest rates swaps agreements would be warranted to reduce our interest rate risk.

                                LEGAL PROCEEDINGS

         In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial position or results of operations.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Promissory Note, dated as of January 26, 2001, by Patricio E. Northland as borrower.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida on May 15, 2001.

                                   AT&T Latin America Corp.
                                   By: /s/ NELSON A. MURPHY
                                       ----------------------------------------
                                   Name: Nelson A. Murphy
                                   Title: Chief Financial Officer
                                   (Principal Financial Officer)


                                   By: /s/ LOURDES Z. MENESES
                                       ----------------------------------------
                                   Name: Lourdes Z.Meneses
                                   Title: Corporate Controller
                                   (Principal Accounting Officer)