Form 10-Q
period 2001-06-30
AT&T LATIN AMERICA CORP
filed 2001-08-14
CIK 1113527

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

                  For the quarterly period ended June 30, 2001

                         Commission file number: 0-31010

                            AT&T LATIN AMERICA CORP.
             (Exact name of Registrant as Specified in Its Charter)



             DELAWARE                                        22-3687745
 (State or Other Jurisdiction                            (I.R.S. Employer
     of Incorporation)                                   Identification No.)

   220 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA                         33134
    (Address of principal executive offices)                       (Zip code)



        Registrant's telephone number including area code: (305) 459-6300


                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 13, 2001, 43,214,758 shares of the registrant's Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant's Class B common stock, par value $0.0001 per share, were outstanding.

================================================================================

                                      INDEX


                                                                                         PAGE
                                                                                   -----------------

Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
  December 31, 2000..........................................................             3

Unaudited Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 2001 and 2000........................................             4

Unaudited Consolidated Statement of Changes in Stockholders' Equity
  for the Six Months Ended June 30, 2001.....................................             5


Unaudited Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 2001 and 2000........................................             6

Notes to Consolidated Financial Statements (Unaudited).......................           7 - 16

Submission of Matters to a Vote of Security Holders..........................             17

Management's Discussions and Analysis of Financial Condition and
  Results of Operations......................................................          18 - 26

Quantitative and Qualitative Disclosure about Market Risk....................             26

Legal Proceedings............................................................             27

Exhibits and Reports on Form 8-K.............................................             27

Signatures...................................................................             28



                            AT&T LATIN AMERICA CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                                      JUNE 30,           DECEMBER 31,
                                                                        2001                2000
                                                                     -----------          -----------
                                                                     (UNAUDITED)
                                                                            (IN THOUSANDS)
                             ASSETS

Current assets:
  Cash and cash equivalents ................................         $     6,248          $    14,905
  Accounts receivable, net .................................              31,147               15,934
  Recoverable taxes ........................................              33,042               27,307
  Prepaid expenses and other current assets ................              22,896               29,945
                                                                     -----------          -----------
         Total current assets ..............................              93,333               88,091

Property and equipment, net ................................             435,158              339,470
Goodwill and other intangible assets, net ..................             807,314              854,530
Other assets ...............................................              38,703               16,157
                                                                     -----------          -----------
         Total assets ......................................         $ 1,374,508          $ 1,298,248
                                                                     ===========          ===========

               LIABILITIES, MANDATORILY REDEEMABLE
             PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt ...............................         $   208,388          $   111,712
  Accounts payable and accrued expenses ....................             112,019              106,156
  Other current liabilities ................................              17,863                9,050
                                                                     -----------          -----------
         Total current liabilities .........................             338,270              226,918

Long-term debt .............................................             241,365               98,242
Other liabilities ..........................................              13,528                5,853
                                                                     -----------          -----------
         Total liabilities .................................             593,163              331,013
                                                                     -----------          -----------

Minority interest ..........................................               2,075                2,343
                                                                     -----------          -----------
Commitments and contingencies (Note 8) .....................                  --                   --
                                                                     -----------          -----------
Mandatorily Redeemable 15% Series B Preferred Stock ........             200,107              186,205
                                                                     -----------          -----------

Stockholders' equity:
  Common stock .............................................                  11                   11
  Additional paid in capital ...............................             915,035              915,035
  Accumulated deficit ......................................            (282,475)            (136,456)
  Accumulated other comprehensive (loss) income ............             (43,783)                 808
  Stockholder loan .........................................              (9,625)                (711)
                                                                     -----------          -----------

         Total stockholders' equity ........................             579,163              778,687
                                                                     -----------          -----------
         Total liabilities, mandatorily redeemable preferred
            stock and stockholders' equity .................         $ 1,374,508          $ 1,298,248
                                                                     ===========          ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                            ---------------------------          ---------------------------
                                                              2001              2000               2001              2000
                                                            ---------          --------          ---------          --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue:
  Data-internet services ..........................         $  20,497          $  5,712          $  38,956          $  9,997
  Voice services ..................................            13,150               433             26,361               512
                                                            ---------          --------          ---------          --------
         Total revenue ............................            33,647             6,145             65,317            10,509

Cost of revenue ...................................            28,370             5,436             54,142            12,357
Selling, general and administrative expenses ......            33,979             3,929             66,735             8,161
Depreciation and amortization .....................            24,756             5,983             49,455            12,143
                                                            ---------          --------          ---------          --------
         Loss from operations .....................           (53,458)           (9,203)          (105,015)          (22,152)

Interest expense ..................................            18,865                --             34,716                --
Interest income ...................................               493               685                763             1,703
Other (expense) income, net .......................            (1,375)             (887)            (7,320)             (173)
                                                            ---------          --------          ---------          --------
Loss before provision for income taxes and minority
  interest ........................................           (73,205)           (9,405)          (146,288)          (20,622)
Provision for income taxes ........................                --                --                 --                --
Minority interest .................................              (154)               --               (269)               --
                                                            ---------          --------          ---------          --------
         Net loss .................................         $ (73,051)         $ (9,405)         $(146,019)         $(20,622)
                                                            =========          ========          =========          ========
Basic and diluted net loss per common share .......         $   (0.63)         $  (0.12)         $   (1.26)         $  (0.26)
                                                            =========          ========          =========          ========

Weighted average common shares outstanding ........           116,296            80,023            116,296            80,011
                                                            =========          ========          =========          ========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)
                                 (In thousands)








                                                                                  OTHER
                                    COMMON STOCK   ADDITIONAL                  COMPREHENSIVE                   TOTAL
                                 -----------------   PAID IN     ACCUMULATED      INCOME     STOCKHOLDER   STOCKHOLDERS'
                                 STOCK     AMOUNT    CAPITAL       DEFICIT        (LOSS)         LOAN         EQUITY
                                 -------   -------  ---------     ---------      --------      -------      ---------

Balance December 31, 2000 ..     116,296     $11     $915,035     $(136,456)     $    808      $  (711)     $ 778,687

Stockholder loan ...........          --      --           --            --            --       (8,914)        (8,914)

Net loss ...................          --      --           --      (146,019)           --           --       (146,019)

Foreign currency translation
  adjustments ..............          --      --           --            --       (44,591)          --        (44,591)
                                 -------     ---     --------     ---------      --------      -------      ---------
Balance June 30, 2001 ......     116,296     $11     $915,035     $(282,475)     $(43,783)     $(9,625)     $ 579,163
                                 =======     ===     ========     =========      ========      =======      =========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                                             SIX MONTHS ENDED
                                                                                 ----------------------------------------
                                                                                   JUNE 30, 2001         JUNE 30, 2000
                                                                                 ------------------    ------------------
                                                                                            (In thousands)

Cash flows from operating activities:
  Net loss ...........................................................            $(146,019)            $(20,622)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization ..................................               49,455               12,143
      Unrealized foreign exchange loss ...............................              (17,670)                 173
      Allowance for bad debts ........................................                4,263                   --
      Minority interest ..............................................                 (269)                  --
      Preferred stock accretion ......................................               13,902                   --
      Changes in assets and liabilities net of effect of acquisitions:
         Accounts receivable .........................................              (19,476)              (3,917)
         Recoverable taxes ...........................................               (5,735)                  --
         Prepaid and other assets ....................................                7,049               (1,158)
         Other assets ................................................              (22,546)                (119)
         Accounts payable and accrued expenses .......................               11,759                4,605
         Other liabilities ...........................................               16,490               (1,268)
                                                                                  ---------             --------
Net cash used in operating activities ................................             (108,797)             (10,163)
                                                                                  ---------             --------

Cash flows from investing activities:
  Purchase of property and equipment .................................              (81,247)             (33,195)
  Investment in short-term securities ................................                   --               27,078
  Cash paid for acquisitions, including acquisition expenses .........                   --               (5,213)
                                                                                  ---------             --------
Net cash used in investing activities ................................              (81,247)             (11,330)
                                                                                  ---------             --------

Cash flows from financing:
  Proceeds from revolving line of credit .............................              177,691                   --
  Repayments on notes payable for equipment ..........................               (5,898)                  --
  Proceeds (repayments) of other bank facilities, net ................               18,508                5,332
  Proceeds from issuance of common stock .............................                   --               20,000
  Loans to shareholder ...............................................               (8,914)                  --
                                                                                  ---------             --------
Net cash provided by financing activities ............................              181,387               25,332
                                                                                  ---------             --------
Net (decrease) increase in cash and cash equivalents .................               (8,657)               3,839

Cash and cash equivalents, beginning of period .......................               14,905               24,223
                                                                                  ---------             --------
Cash and cash equivalents, end of period .............................            $   6,248             $ 28,062
                                                                                  =========             ========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the six months ended June 30, 2001, we acquired property and equipment amounting to approximately $43.6 million through vendor financing arrangements. See Note 5.


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1-- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         AT&T Latin America Corp. ("We," the "Company" or "ATTLA") was incorporated on October 13, 1999, under the laws of the State of Delaware. We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Our communications services include data, internet, local and long distance voice, web hosting, and managed network services. We deliver our services mostly through our own technologically advanced networks, which interconnect with other third party networks.

         The accompanying unaudited consolidated financial statements included in this quarterly report have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The balance sheet data as of December 31, 2000 was derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2001 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

         Our cumulative comprehensive loss was $326.3 million and $135.6 million as of June 30, 2001 and December 31, 2000, respectively. The components of comprehensive loss are net loss and foreign currency translation adjustments. During the three and six months ended June 30, 2001, foreign currency translations increased our comprehensive loss by $19.6 million and $44.6 million respectively, due mainly to the devaluation of the Brazilian Real of approximately 17.9%. Our comprehensive loss for the three and six months ended June 30, 2001 was $92.6 million and $190.6 million, respectively.

NOTE 2 -- LIQUIDITY

         The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $282.5 million from the period from inception (October 13, 1999) through June 30, 2001. At June 30, 2001 we had a working capital deficit of $244.9 million.

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

         We expect to continue to incur operating losses and to generate negative cash flows from operations for the next several years as we expand our existing communications networks and develop new networks and services. We plan to fund our 2001 capital requirements and working capital needs with anticipated proceeds from our planned equipment vendor financing, availability under our demand notes with AT&T Corp. and other financial support from AT&T Corp., as necessary.

         Although we believe that our funding plan previously mentioned in this note will be sufficient to support working capital needs, capital expenditures and debt service for 2001, there is no assurance that we will be able to consummate these proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions or at all. Our inability to consummate the proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan would affect our time to market and our ability to carry out our growth strategy and could materially adversely affect our financial condition and results of operations.

NOTE 3 -- INVESTING ACTIVITIES

         In December 1999, we acquired 100% of the equity interests in Netstream Telecom Ltda., in June 2000 we acquired 100% of the equity interests of Keytech LD S.A. and in August 2000 we completed our merger with FirstCom Corporation in transactions accounted for as purchases. The aggregate fair value of net assets acquired in, and the aggregate consideration paid for, these acquisitions, were as follows:

                                                                                         2000
                                                                                    ----------------
                                                                                    (IN THOUSANDS)

         Fair value of net assets acquired:
         Service contracts and work force acquired ........................            $  26,000
         Accounts receivable ..............................................               15,758
         Prepaid and other current assets .................................                8,059
         Property and equipment ...........................................              110,557
         Other assets .....................................................               15,643
                                                                                       ---------
              Fair value of non-cash assets acquired ......................              176,017
                                                                                       ---------
         Long term debt, including current maturities of debt .............              155,954
         Accounts payable and accrued expenses ............................               33,549
         Deferred taxes ...................................................                2,436
         Other liabilities ................................................                4,925
         Minority interest ................................................                2,840
                                                                                       ---------
              Fair value of liabilities assumed ...........................              199,704
                                                                                       ---------
         Fair value of net liabilities assumed, excluding
           cash acquired ..................................................              (23,687)
         Cash acquired ....................................................               22,557
                                                                                       ---------
         Fair value of net liabilities assumed ............................            $  (1,130)
                                                                                       =========

         The following is a reconciliation of the purchase prices and costs associated with the acquisitions over the estimated fair value of net liabilities assumed allocated to goodwill:


         Purchase price, including transaction costs .......................          $594,266
         Fair value of net liabilities assumed .............................             1,130
                                                                                      --------
         Amount allocated to goodwill ......................................          $595,396
                                                                                      ========

         The following table states, for the period presented, our unaudited pro forma results of operations giving the effect to the FirstCom merger and the Keytech acquisition as if the transactions had been completed as of the beginning of the period presented (in thousands):

                                                            THREE MONTHS         SIX MONTHS
                                                                ENDED               ENDED
                                                            JUNE 30, 2000       JUNE 30, 2000
                                                           ----------------    ----------------
                                                                        (UNAUDITED)

         Revenue ...............................            $        20,632        $ 36,887
                                                            ===============        ========
         Operating loss ........................            $       (25,471)       $(60,067)
                                                            ===============        ========
         Net loss ..............................            $       (33,944)       $(73,375)
                                                            ===============        ========
         Basic and diluted loss per common share            $         (0.29)       $  (0.63)
                                                            ===============        ========


         These pro forma results are presented for informational purposes only and are not necessarily indicative of our future results of operations or financial position or our results of operations or financial position that would have been achieved had the acquisition actually occurred as of the beginning of the periods presented.

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

         Property and equipment, net is comprised of the following as of June 30, 2001 and December 31, 2000, respectively (in thousands):

                                                                                                        ESTIMATED
                                                                                                         USEFUL
                                                                      JUNE 30,        DECEMBER 31,        LIVES
                                                                        2001              2000         (IN YEARS)
                                                                   ----------------   --------------   ------------
                                                                     (UNAUDITED)

         Switching equipment....................................   $     89,152       $     74,384           5
         Transmission equipment.................................        109,699             95,363           7
         Cables.................................................         55,556             37,491          10
         Underground installation...............................         51,907             82,481          25
         Construction in progress...............................         62,482             20,600          --
         Other property and equipment...........................        109,471             48,611        3 to 10
                                                                   ----------------   --------------
                                                                        478,267            358,930
         Less: Accumulated depreciation.........................        (43,109)           (19,460)
                                                                   ----------------   --------------
                                                                   $    435,158       $    339,470
                                                                   ================   ==============

         Depreciation expense related to the property and equipment was $12.7 million and $24.6 million for the three and six months ended June 30, 2001, respectively.

NOTE 5 -- DEBT

         Debt is comprised of the following (in thousands):

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2001               2000
                                                                             ----------------   ----------------
                                                                               (UNAUDITED)

         Revolving credit facility, at LIBOR plus 3.75% (8.6% to 9.5%            $ 100,000         $ 100,000
           at June 30, 2001)
         Subordinated credit facility, at LIBOR plus 6.00% (10.3% to
           12.5% at June 30, 2001) ..................................              199,337            40,900
         Demand Note, at 15% fixed rate .............................               19,254                --
         Notes payable for equipment, at interest rates from 12% to
           LIBOR plus 5.5% due in instalments through 2005 ..........               75,114            31,514
         Other bank facilities due in instalments through 2008 ......               56,048            37,540
                                                                                 ---------         ---------
         Total debt .................................................              449,753           209,954

         Less current maturities ....................................             (208,388)         (111,712)
                                                                                 ---------         ---------
         Long-term debt .............................................            $ 241,365         $  98,242
                                                                                 =========         =========

REVOLVING AND SUBORDINATED CREDIT FACILITIES

         Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., and AT&T Corp. have provided us with two credit facilities with up to an aggregate amount of $300.0 million. Amounts outstanding under the $100.0 million revolving credit facility ($100.0 million outstanding as of June 30, 2001) mature on August 28, 2002, except for borrowings made by AT&T do Brasil, which are due within approximately 3 months after disbursement, but will be automatically renewed subject to prepayment requirements in the revolving credit facility agreement. Amounts outstanding under the $200.0 million subordinated credit facility ($199.3 million outstanding as of June 30, 2001) mature on December 1, 2008, except for borrowings made by AT&T do Brasil, which are due within approximately 3 to 6 months after disbursement, but will be automatically renewed subject to prepayment requirements in the subordinated note agreement. Both credit facilities contain restrictions on capital expenditures, incurrence of additional debt, and liens on or the disposal of assets without prior consent of the lender and require prepayment upon certain issuances of debt or equity by us.

         The $100.0 million credit facility is unsecured; however, the lender may at any time require us to pledge the shares of our operating subsidiaries and their assets as collateral for borrowings under this facility. Interest under this credit facility accrues at a rate based on LIBOR plus 3.75%. AT&T Corp. has permitted us to defer certain interest payments on this credit facility until the end of this year. As of June 30, 2001, the outstanding borrowings under this facility bore interest at a weighted average annual rate of 9.24%. Interest under the $200.0 million subordinated credit facility accrues at a rate based on LIBOR plus 6.00%. As of June 30, 2001, the outstanding borrowings under this facility bore interest at a weighted average annual rate of 11.2%. AT&T Corp. has permitted us to defer certain interest payments on the $200.0 million subordinated credit facility until December 31, 2003. We have deferred payment of accrued interest of approximately $9.5 million under the $100.0 million and $200.0 million facilities, which have been included as other liabilities in the accompanying balance sheet as of June 30, 2001. Deferred payment of accrued interest on these two facilities is subject to interest accrual at the same interest rate as the principal under the facilities.

         On June 11, 2001, AT&T Corp. authorized us to borrow up to an additional $20.0 million payable on demand upon thirty days' notice. The demand note bears interest at a fixed rate of 15.0%.

NOTES PAYABLE FOR EQUIPMENT

         In November 1998, a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The equipment being financed collateralizes this vendor financing. As of June 30, 2001, there was approximately $9.1 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 11.8%. The availability period for financing under this agreement expired on December 31, 2000.

         In August 2000, we entered into a short-term vendor financing agreement for up to $30.0 million. In August 2001, the total amount was reset at $39.0 million. The facility matures on October 31, 2001. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.25%. As of June 30, 2001, there was $29.8 million in outstanding borrowings under this agreement bearing interest at a weighted average annual rate of 11.9%.

         In October 2000, we entered into a short-term vendor financing agreement providing for a maximum financing of $14.1 million, maturing on December 31, 2000. Borrowings under this short-term vendor agreement bear no interest. The maturity date of this arrangement was extended until March 29, 2001. After payment of certain outstanding amounts on March 29, 2001, additional equipment purchases were financed under this vendor financing agreement on the same payment terms. On June 28, 2001, the outstanding amounts under this financing agreement were refinanced under three new short-term financing agreements maturing on December 31, 2001. Borrowings under this short-term vendor financing agreement bear interest at a fixed rate of 12%. As of June 30, 2001, there was $7.1 million in outstanding borrowings under this agreement.

         In April 2001, we entered into a short-term vendor financing agreement providing financing of $3.3 million. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.25%. As of June 30, 2001, there was $3.3 million in outstanding borrowings under this agreement bearing interest at a weighted average annual rate of 11.91%. Amounts outstanding under this vendor financing were paid in August 2001.

         In March 2001, we entered into a short-term vendor financing agreement providing for a maximum financing of $23.8 million. As of June 30, 2001, there was $23.9 million in outstanding borrowings under this agreement bearing interest at a fixed annual rate of 12.0%. The facility matures on September 30, 2001.

         In June 2001, we entered into a short-term vendor financing agreements providing for a maximum financing of $1.8 million maturing on September 30, 2001. As of June 30, 2001, there was $1.9 million in outstanding borrowings under this agreement bearing interest at a fixed annual rate of 12.0%. This short-term financing is expected to be refinanced under the planned long-term financing.

         We have agreed with our vendors that, subject to the closing of our planned long-term vendor financing, the above short-term vendor financing agreements (including amounts prepaid but excluding amounts outstanding under the former FirstCom facility described above) will be refinanced by borrowings under the planned long-term financing. See Note 2.

OTHER BANK FACILITIES

         AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate of $35.5 million maturing through February 2004. At June 30, 2001, there was an aggregate of $35.5 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 9.5% to 12.9% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.8%.

         AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate of $14.4 million maturing through May 2006. At June 30, 2001, there was an aggregate of $11.9 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 11.0% to 18.2% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for the six months Colombian peso interest rate or DTF was 12.5% during the first six months of 2001.

         AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate of $16.8 million. At June 30, 2001, there was an aggregate of $7.5 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rates ranging from 8.0% to 10.3% per annum.

         AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings of an aggregate of $1.1 million. At June 30, 2001, there was an aggregate of $1.1 million outstanding under these facilities bearing interest at various interest rates.

NOTE 6 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         SERVICE MARK LICENSE AGREEMENT WITH AT&T CORP. We have entered into a service mark license agreement with AT&T Corp. Under this agreement, AT&T Corp. has agreed to license to us for our use service marks, including "AT&T" and the AT&T with a fanciful globe design mark. We may also use the "AT&T" mark as part of our trade and corporate names so long as at least half of the licensed services meet service specifications provided by AT&T Corp.

         During the term of the service mark license agreement, we have agreed to pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues. Initially the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% in the third year of the initial term of the license agreement and to 2.5% in the final two years of the initial term of the license agreement. During the three and six months ended June 30,2001, we have recorded approximately $1.4 million and $2.7 million, respectively, due to AT&T Corp. related to the service mark license agreement.

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

         CREDIT FACILITY. AT&T Corp and a wholly owned subsidiary of AT&T Corp. have provided us with credit facilities of up to $320.0 million principal amount as of June 30, 2001. See Note 5.

         MANDATORILY REDEEMABLE PREFERRED STOCK. On August 28, 2000, we issued 100,000 shares to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Preferred Stock. The shares of Mandatorily Redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the Mandatorily Redeemable 15% Series B Preferred Stock at any time after August 28, 2004 at a redemption price equal to the liquidation value. As of June 30, 2001, the 15% Series B Preferred Stock has an aggregate liquidation value of $200.1 million.

         OTHER. As of June 30, 2001, we included in accounts payable the amount of $7.7 million for services provided by or paid by AT&T Corp. on our behalf. The amount owed bears no interest and does not have a specific due date.

         STOCKHOLDER LOAN. As of June 30, 2001, we have a receivable of approximately $9.6 million, including approximately $216 thousand of accrued interest from our President and Chief Executive Officer, Mr. Patricio E. Northland. The amounts loaned to Mr. Northland represented a refinancing of a loan extended initially by FirstCom to finance Mr. Northland's purchase of 800,000 restricted common shares of FirstCom prior to the FirstCom merger. The principal amount and accrued interest are secured by a pledge of 800,000 shares of ATTLA Class A common stock and bear interest at a fixed annual rate of 5.41%. The principal amount and all accrued interest are due on March 1, 2010.

NOTE 7 -- OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

         Our operations consist of two segments: data-internet and voice services.

         DATA-INTERNET SERVICES. Our data-internet services include basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which consist of offering and managing communications links among a number of locations, as wide area network services. The basic infrastructure, plus supporting services (available or being deployed) allows us to implement different communications applications to support a wide range of customers' needs. The availability of bandwidth and reliability of the services allow customers to utilize additional value-added services, such as video conferencing. Our Internet services consist of dial-up and dedicated access services offered primarily to businesses, as well as wholesale Internet services offered to Internet service providers. Our integrated package of wholesale Internet services enable Internet service providers to purchase and lease from us their entire access infrastructure.

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

         The following table sets forth, for the three months and six months ended June 30, 2001 and 2000, certain information about segment results of operations and segment assets (in thousands):

       THREE MONTHS ENDED
   JUNE 30, 2001 (UNAUDITED)     ARGENTINA         BRAZIL           CHILE           COLOMBIA           PERU         OTHER (1)
------------------------------  -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
  Data-internet services        $      1,400     $     9,734     $      2,903     $     3,288      $      3,172    $         --
  Voice services                       1,278           1,388            6,058              31             4,395              --
                                -------------    ------------    -------------    -------------    -------------   -------------
TOTAL REVENUE                          2,678          11,122            8,961           3,319             7,567
Cost of revenue                        4,147          13,065            6,654           1,306             3,197              --
Selling, general &
  administrative                       5,807           8,152            3,591           2,858             4,449           9,122
Depreciation and
  amortization                         2,843           7,072            1,554           1,264             3,187           8,837
                                -------------    ------------    -------------    -------------    -------------   -------------
Operating loss                   $   (10,119)    $   (17,167)    $     (2,838)    $    (2,109)     $     (3,266)    $   (17,959)
                                =============    ============    =============    =============    =============   =============
Total assets                    $    172,717     $   398,919     $     60,816     $    58,449      $     98,311    $    585,296
Capital expenditures            $     18,511     $    12,741     $      3,875     $     9,171      $      9,302    $        176



       THREE MONTHS ENDED
   JUNE 30, 2000 (UNAUDITED)      ARGENTINA         BRAZIL           CHILE           COLOMBIA           PERU           OTHER
-------------------------------  -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
Data-internet services           $         --     $     5,712     $         --      $       --       $        --    $         --
Voice services                             --             433               --              --                --              --
                                 -------------    ------------    -------------    -------------    -------------   -------------
TOTAL REVENUE                              --           6,145               --              --                --              --
Cost of revenue                            --           5,436               --              --                --              --
Selling, general &
  administrative                           --           3,929               --              --                --              --
Depreciation and
  amortization                             --           5,983               --              --                --              --
                                 -------------    ------------    -------------    -------------    -------------   -------------
Operating loss                   $         --     $    (9,203)    $         --     $        --      $         --    $         --
                                 =============    ============    =============    =============    =============   =============
Total assets                     $         --     $   419,496     $         --     $        --      $         --    $         --
Capital expenditures             $         --     $    12,758     $         --     $        --      $         --    $         --



        SIX MONTHS ENDED
   JUNE 30, 2001 (UNAUDITED)      ARGENTINA         BRAZIL           CHILE           COLOMBIA           PERU         OTHER (1)
-------------------------------  -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
  Data-internet services         $      1,678     $    19,423     $      5,798     $     6,203      $      5,854    $         --
  Voice services                        1,992           2,939           12,573              31             8,826              --
                                 -------------    ------------    -------------    -------------    -------------   -------------
TOTAL REVENUE                           3,670          22,362           18,371           6,234            14,680              --
Cost of revenue                         6,304          25,467           13,621           2,348             6,401              --
Selling, general &
  administrative                       12,921          17,065            7,106           5,761             8,901          14,981
Depreciation and
  amortization                          5,233          14,843            2,979           2,517             6,270          17,614
                                 -------------    ------------    -------------    -------------    -------------   -------------
Operating loss                   $    (20,788)    $   (35,013)    $     (5,335)    $    (4,392)     $     (6,892)   $    (32,595)
                                 =============    ============    =============    =============    =============   =============
Total assets                     $    172,717     $   398,919     $     60,816     $    58,449      $     98,311    $    585,296
Capital expenditures (2)         $     61,915     $    24,099     $      7,656     $    11,627      $     14,444    $      5,106


        SIX MONTHS ENDED
   JUNE 30, 2000 (UNAUDITED)      ARGENTINA         BRAZIL           CHILE           COLOMBIA           PERU         OTHER (1)
-------------------------------  -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
Data-internet services           $         --     $     9,997     $         --      $       --       $        --    $         --
Voice services                             --             512               --              --                --              --
                                 -------------    ------------    -------------    -------------    -------------   -------------
TOTAL REVENUE                              --          10,509               --              --                --              --
Cost of revenue                            --          12,357               --              --                --              --
Selling, general &
  administrative                           --           7,910                                                                251
Depreciation and
  amortization                             --          12,143               --              --                --              --
                                 -------------    ------------    -------------    -------------    -------------   -------------
Operating loss                   $         --     $   (21,901)    $         --     $        --      $         --    $       (251)
                                 =============    ============    =============    =============    =============   =============
Total assets                     $         --     $   419,496     $         --     $        --      $         --    $         --
Capital expenditures             $         --     $    33,195     $         --     $        --      $         --    $         --


-------------
(1)  Consists primarily of corporate operations.

(2) Includes property and equipment acquired through vendor financing arrangements of approximately $43.6 million during the six months ended June 30, 2001.

         There are no significant transfers between geographic areas and segments. Operating loss consists of revenue less cost of revenue, selling, general and administrative expenses and depreciation and amortization. Total assets are those assets used in our operations in each geographic area. Corporate assets primarily include cash and cash equivalents, property and equipment and intangible assets.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

         In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of June 30, 2001, approximately $17.2 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

         At June 30, 2001, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $24.9 million under multi-year contracts.

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

NOTE 9 -- RECENT PRONOUNCEMENTS

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on the balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a fair value hedge, changes in the fair value of the hedged derivative are offset against the changes in the fair value of the underlying firm commitments. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive (loss) income until the underlying hedged item is recognized in earnings. If a derivative is a foreign-currency hedge, changes in the fair value of the derivative are recognized in earnings and offset by the transaction gain or loss on the foreign-currency denominated asset or liability being hedged. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings.

         Net changes in fair value of foreign-currency hedges resulted in net gains of $6.9 million (realized gains of $11.0 million and unrealized losses of approximately $4.1 million) for the three months ended June 30, 2001, and $17.7 million (realized gains of $12.1 million and unrealized gains of $5.6 million) for six month ended June 30, 2001. For the respective periods the underlying foreign-currency denominated liabilities resulted in translation losses of $9.5 million and $26.2 million.

         The fair value of foreign currency hedge assets on our balance sheet of $4.9 million represents the unrealized gains on our forward foreign currency contracts because of the strengthening of the dollar versus these currencies. The fair value of foreign currency hedge liabilities of $0.9 million principally represents the unrealized losses on our forward foreign currency contracts. The Company has not made any changes to its hedge related risk management policies as a result of adopting SFAS No. 133.

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on our results of operations and financial position.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual stockholders meeting was held on May 31, 2001. Holders of our Class A and Class B common stock voted on the following proposals which were set forth in our proxy statement dated May 4, 2001:

         (i) The following table sets forth the names of the nine persons nominated to serve as our directors until our next annual stockholders meeting or until their respective successors are elected and qualified or until death, resignation or removal along with the number of votes cast for or withheld with respect to each person:

DIRECTORS                            FOR               WITHHELD
---------                            ---               --------

A Gary Ames                      756,110,822            67,942
Edward M. Dwyer                  755,990,153           188,611
John A. Haigh                    755,989,808           188,956
R. Reed Harrison, III            755,988,073           190,691
David C. Kleinman                755,890,947           287,817
Jorge P. Montoya                 755,577,174           601,590
Patricio E. Northland            755,870,898           307,866
John C. Petrillo                 755,989,888           188,876
Gary R. Weis                     755,989,483           189,281

         (ii) Approval of our 2001 Long Term Incentive Plan:

For:                             734,741,087
Against:                           3,297,389
Abstain:                              24,687
No Vote:                          18,115,601

         (iii) Ratification of the appointment of PricewaterhouseCoopers LLP as our auditors for the year 2001:

For:                             756,126,545
Against:                              22,575
Abstain:                              29,644

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

         o changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;

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

OVERVIEW

         We provide broadband communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Broadband communications services are communications services delivered over high speed, high capacity transmission systems. Our objective is to be a leading facilities-based provider of high bandwidth communications services to businesses in key Latin American markets in the countries we operate. We focus primarily on business customers with growing and diverse broadband communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced networks, which interconnect primarily with other third party networks.

         BASIS OF PRESENTATION. Because our historical financial information is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the pro forma results of operations for the three and six months ended June 30, 2000, as if the companies acquired had been combined as of the beginning of the period presented.

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

RESULTS OF OPERATIONS

         The following table includes a summary of pro forma results of operations for the three months and six months ended June 30, 2000, and actual results of operations for the same periods in 2001. Pro forma results are presented to show our results of operations giving effect to the FirstCom merger and Keytech acquisition as if these transactions had been completed as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of ATTLA or the results of operations or financial position of ATTLA that would have been achieved had the acquisition occurred at the beginning of the periods presented.

                            AT&T LATIN AMERICA CORP.
                   ACTUAL AND PRO FORMA RESULTS OF OPERATIONS



                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                              -------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                              -----------------    ----------------      ---------------     ---------------
                                                                      PRO FORMA                                 PRO FORMA
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 (UNAUDITED)
Revenue ..............................            $  33,647             $  20,632             $  65,317             $  36,887
Cost of revenue ......................               28,370                12,275                54,142                24,711
Selling, general and administrative
  expenses ...........................               33,979                16,121                66,735                37,041
Depreciation and amortization ........               24,756                17,707                49,455                35,202
                                                  ---------             ---------             ---------             ---------

     Loss from operations ............              (53,458)              (25,471)             (105,015)              (60,067)
Interest expense, net ................               18,372                 7,031                33,953                14,237
Other (expense) income, net ..........               (1,375)               (1,575)               (7,320)                  796
                                                  ---------             ---------             ---------             ---------
     Loss before provision for income
       taxes and minority interest ...              (73,205)              (34,077)             (146,288)              (73,508)
Provision for income taxes ...........                   --                    --                    --                    --
Minority interest ....................                 (154)                 (133)                 (269)                 (133)
                                                  ---------             ---------             ---------             ---------

Net loss .............................            $ (73,051)            $ (33,944)            $(146,019)            $ (73,375)
                                                  =========             =========             =========             =========
Basic and diluted net loss per share .            $   (0.63)            $   (0.29)            $   (1.26)            $   (0.63)
                                                  =========             =========             =========             =========
Weighted average shares outstanding ..              116,296               116,096               116,296               116,096
                                                  =========             =========             =========             =========



         The following table includes selected actual revenue and actual operating loss by country in dollars and as a percentage of revenue for the three months and six months ended June 30, 2001 and the pro forma revenue and the pro forma operating loss by country in dollars and as a percentage of revenue for the same periods ended June 30, 2000:


                                             THREE MONTHS ENDED                                 SIX MONTHS ENDED
                                                 JUNE 30,                                          JUNE 30,
                                 ------------------------------------------     -------------------------------------------
                                   2001         %          2000         %          2001        %          2000          %
                                 --------     -----      --------     -----     ---------     -----      --------     -----
                                                         PRO FORMA                                      PRO FORMA
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               (UNAUDITED)

Revenue:
  Argentina .................    $  2,678       7.9%     $    142       0.6%    $   3,670       5.6%     $    284       0.8%
  Brazil ....................      11,122      33.1%        6,146      29.8%       22,362      34.2%       10,509      28.5%
  Chile .....................       8,961      26.6%        7,935      38.5%       18,371      28.1%       14,580      39.5%
  Colombia ..................       3,319       9.9%        2,038       9.9%        6,234       9.5%        4,246      11.5%
  Peru ......................       7,567      22.5%        4,371      21.2%       14,680      22.5%        7,268      19.7%
                                 --------    ------      --------     -----     ---------     -----      --------    ------
     Total revenue ..........      33,647     100.0%       20,632     100.0%       65,317     100.0%       36,887     100.0%

Cost of revenue .............      28,370      84.3%       12,275      59.5%       54,142      82.9%       24,711      67.0%
Selling, general and
 administrative expenses ....      33,979     101.0%       16,121      78.1%       66,735     102.2%       37,041     100.4%
Depreciation and amortization      24,756      73.6%       17,707      85.8%       49,455      75.7%       35,202      95.4%
                                 --------    ------      --------     -----     ---------     -----      --------    ------
     Total operating loss ...    $(53,458)   (158.9%)    $(25,471)    123.5%    $(105,015)   (160.8%)    $(60,067)   (162.8%)
                                 ========    ======      ========     =====     =========     =====      ========    ======


ACTUAL THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO PRO FORMA THREE MONTHS ENDED JUNE 30, 2000


                                                         THREE MONTHS ENDED
                                                              JUNE 30,                          CHANGE
                                                   -------------------------------    ----------------------------
                                                       2001             2000                $              %
                                                   -------------    --------------    --------------   -----------
                                                      ACTUAL          PRO FORMA
                                                            (UNAUDITED)

   PRO FORMA REVENUE
     Data-internet services................        $     20,497     $     12,237      $      8,260        67.5%
     Voice services........................              13,150            8,395             4,755        56.6%
                                                   -------------    --------------    --------------
            Total revenue..................        $     33,647     $     20,632      $     13,015        63.1%
                                                   =============    ==============    ==============


         REVENUE. Revenue for the three months ended June 30, 2001 was $33.6 million, compared to pro forma revenue of $20.6 million for the same period in 2000, representing an increase of $13.0 million or 63.1%. This increase in revenue was mainly generated in Argentina, Brazil and Peru, which combined accounted for $10.7 million or 82.2% of the total revenue increase. Revenue increase resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers.

         Our data-internet services segment grew from a pro forma $12.2 million during the three months ended June 30, 2000, to $20.5 million for the same period in 2001, representing an increase of $8.3 million or 67.5%. The increase in our data-internet services was mainly due to increased demand for bandwidth from our existing business customers and to an increase in our customer base.

         Data-internet services accounted for 60.9% of our revenue for the three months ended June 30, 2001. We anticipate that over the long-term, data-internet services revenue will continue to represent a majority of total revenue.

         Revenue from voice services grew from pro forma $8.4 million during the three months ended June 30, 2000, to $13.2 million for the same period in 2001, representing an increase of $4.8 million or 56.6%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold.

         COST OF REVENUE. Cost of revenue was $28.4 million for the three months ended June 30, 2001, compared to pro forma cost of revenue of $12.3 million for the same period in 2000, representing an increase of $16.1 million or 131.1%. Cost of revenue consist of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs. We expect cost of revenue to continue to increase in absolute terms as we continue to add capacity to our networks and build or lease capacity on additional networks. However, we expect to continue to increase our service offerings over our existing network capacity as well as to obtain better pricing from third party network providers, resulting in gross margin improvement for the remainder of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $34.0 million during the three months ended June 30, 2001, compared to pro forma selling, general and administrative expenses of $16.1 million for the same period in 2000, representing an increase of $17.9 million or 110.8%. The increase in selling, general and administrative expenses resulted primarily from an increase in headcount and higher marketing and advertising expenses. We anticipate that selling, general and administrative expenses will continue to increase in absolute terms future periods to the extent that we continue to experience growth and to expand our service offerings. General and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $24.8 million during the three months ended June 30, 2001, compared to pro forma depreciation and amortization of $17.7 million for the same period in 2000, representing an increase of $7.0 million or 39.8%. The increase in depreciation and amortization was due mainly to the increase in capital expenditures for the build out of our networks over the year. Depreciation and amortization include amortization of goodwill and other intangible assets related to the FirstCom merger, and the acquisitions of Netstream and Keytech. We expect that depreciation and amortization will continue to increase as we continue to invest in the installation and expansion of our networks.

         INTEREST EXPENSE. Interest expense, net of interest income, was $18.4 million during the three months ended June 30, 2001, compared to pro forma interest expense of $7.0 million during the same period in 2000, representing an increase of $11.3 million or 161.3%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities provided by AT&T Corp., as well as notes payable for equipment and other bank loans.

         OTHER (EXPENSE) INCOME, NET. Other (expense) income, net was $1.4 million during the three months ended June 30, 2001. Other (expense) income, net is mainly comprised of losses on foreign-currency denominated liabilities of $9.4 million partially offset by gains on forward exchange contracts of $6.9 million (realized gains of $11.0 million and unrealized losses of approximately $4.1 million).

         NET LOSS. Net loss was $73.1 million during the three months ended June 30, 2001, compared to pro forma net loss of $33.9 million for the same period in 2000, representing an increase of $39.1 million or 115.2%. We expect to continue to incur net losses in the next several years, because the total of our operating expenses, interest expense and non-cash expenses (primarily depreciation and amortization) will continue to exceed our revenues.

ACTUAL SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 2000


                                                          SIX MONTHS ENDED
                                                              JUNE 30,                          CHANGE
                                                   -------------------------------    ----------------------------
                                                       2001             2000                $              %
                                                   -------------    --------------    --------------   -----------
                                                      ACTUAL          PRO FORMA
                                                            (UNAUDITED)

   PRO FORMA REVENUE
     Data-internet services................        $     38,956     $     21,764      $     17,192        79.0%
     Voice services........................              26,361           15,123            11,238        74.3%
                                                   -------------    --------------    --------------
            Total revenue..................        $     65,317     $     36,887      $     28,430        77.1%
                                                   =============    ==============    ==============


         REVENUE. Revenue for the six months ended June 30, 2001 was $65.3 million, compared to pro forma revenue of $36.9 million for the same period in 2000, representing an increase of $28.4 million or 77.1%. This increase in revenue was mainly generated in Argentina, Brazil and Peru, which combined accounted for $22.7 million or 79.7% of the total revenue increase. Revenue increase resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers.

         Our data-internet services segment grew from a pro forma $21.8 million during the six months ended June 30, 2000, to $39.0 million for the same period in 2001, representing an increase of $17.2 million or 79.0%. The increase in our data-internet services was mainly due to increased demand for bandwidth from our existing business customers and to an increase in our customer base.

         Data-internet services accounted for 59.0% of our revenue in 2001. We anticipate that over the long-term, data-internet services revenue will continue to represent a majority of total revenue.

         Revenue from voice services grew from pro forma $15.1 million during the six months ended June 30, 2000, to $26.4 million for the same period in 2001, representing an increase of $11.2 million or 74.3%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold.

         COST OF REVENUE. Cost of revenue was $54.1 million for the six months ended June 30, 2001, compared to pro forma cost of revenue of $24.7 million for the same period in 2000, representing an increase of $29.4 million or 119.1%. Cost of revenue consist of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs. We expect cost of revenue to continue to increase in absolute terms as we continue to add capacity to our networks and build or lease capacity on additional networks. However, we expect to continue to increase our service offerings over our existing network capacity as well as to obtain better pricing from third party network providers, resulting in gross margin improvement for the remainder of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $66.7 million during the six months ended June 30, 2001, compared to pro forma selling, general and administrative expenses of $37.0 million for the same period in 2000, representing an increase of $29.7 million or 80.2%. The increase in selling, general and administrative expenses resulted primarily from an increase in headcount and higher marketing and advertising expenses. We anticipate that selling, general and administrative expenses will continue to increase in absolute terms future periods to the extent that we continue to experience growth and to expand our service offerings. General and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $49.5 million during the six months ended June 30, 2001, compared to pro forma depreciation and amortization of $35.2 million for the same period in 2000, representing an increase of $14.3 million or 40.5%. The increase in depreciation and amortization was due mainly to the increase in capital expenditures for the build out of our networks over the year. Depreciation and amortization include amortization of goodwill and other intangible assets related to the FirstCom merger, and the acquisitions of Netstream and Keytech. We expect that depreciation and amortization will continue to increase as we continue to invest in the installation and expansion of our networks.

         INTEREST EXPENSE. Interest expense, net of $0.6 million of interest income, was $34.0 million during the six months ended June 30, 2001, compared to pro forma interest expense of $14.2 million during the same period in 2000, representing an increase of $19.7 million or 138.5%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities provided by AT&T Corp., as well as notes payable for equipment and other bank loans.

         OTHER (EXPENSE) INCOME, NET. Other (expense) income, net was $7.3 million during the six months ended June 30, 2001. Other (expense) income, net is mainly comprised of losses on foreign-currency denominated liabilities of $26.2 million partially offset by gains on foreign exchange contracts of $17.7 million (realized gains of $12.1 million and unrealized gains of $5.6 million).

         NET LOSS. Net loss was $146.0 million during the six months ended June 30, 2001, compared to pro forma net loss of $73.4 million for the same period in 2000, representing an increase of $72.6 million or 99.0%. We expect to continue to incur net losses in the next several years, because the total of our operating expenses, interest expense and non-cash expenses (primarily depreciation and amortization) will continue to exceed our revenues.

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

         We have incurred net losses of approximately $282.5 million from the period from inception (October 13, 1999) through June 30, 2001. At June 30, 2001 we had a working capital deficit of $244.9 million. We expect to continue incurring operating losses and generate negative cash flows from operations as we expand our existing communications networks and develop new networks and services.

CAPITAL USES

         During the six months ended June 30, 2001, our net cash decreased by $8.6 million. The decrease in cash reflected cash used in operating and investing activities of $190.4 million, offset by cash provided by financing activities of $181.4 million. Our uses of cash in operations were mainly as a result of our net loss of $146.0 million during the six months ended June 30, 2001 and the increase on our working capital deficit, offset by non-cash activities like depreciation and amortization and preferred stock accretion.

         We expect to continue to make capital expenditures during 2001 and thereafter relating to our existing and planned network development and operations. These expenditures may include the purchase and installation of fiber optic cable and electronic equipment, including switches, routers, servers and other data transmission equipment, to expand existing networks and develop new networks, including the connection of new buildings; and developing and implementing our integrated regional information technology platform. During 2001, we expect that capital expenditures will range from $200.0 million to $220.0 million. As of June 30, 2001 we have invested approximately $124.8 million.

         In addition, we expect to use capital resources to fund operating losses and working capital. We also expect interest expense to increase in the near term as a result of increased amounts outstanding under our facilities from AT&T Corp. and expected usage of our planned equipment vendor financing.

         In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of June 30, 2001, $17.2 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

         At June 30, 2001, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $24.9 million under multi-year contracts.

CAPITAL RESOURCES

         As of June 30, 2001 we had cash and cash equivalents of $6.2 million. As of June 30, 2001 our $100.0 million credit facility from AT&T Corp. was fully drawn, and we had $0.7 million available under our $200.0 million subordinated credit facility from AT&T Corp. Advances from these credit facilities have been used for capital expenditures, operations and working capital. Interest on the $100.0 million facility is payable quarterly at a rate of LIBOR plus 3.75%. AT&T Corp. has permitted us to defer certain interest payments on the $100.0 million credit facility until the end of this year. We intend to defer interest payments on the $100.0 million credit facility through December 31, 2001. For the $200.0 million subordinated credit facility interest is payable at a rate of LIBOR plus 6.0%. AT&T Corp. has permitted us to defer certain interest payments on the $200.0 million subordinated credit facility until December 31, 2003. We intend to defer interest payments on the $200.0 million credit facility through December 31, 2003. We have deferred payment of accrued interest of approximately $9.5 million under the $100.0 million and $200.0 million facilities, which have been included as other liabilities in the accompanying balance sheet as of June 30, 2001. Deferred payment of accrued interest on these two facilities is subject to interest accrual at the same interest rate as the principal under the facilities.

         AT&T Corp. has recently provided us additional financing in an aggregate principal amount of up to $70.0 million. As of August 13, 2001, $46.0 million was outstanding under these notes, which bear interest at a fixed rate of 15.0%. The notes are payable within 30 days after demand.

LOCAL BANK FACILITIES

         AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate of $35.5 million maturing through February 2004. At June 30, 2001, there was an aggregate of $35.5 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 9.5% to 12.9% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.8%.

         AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate of $14.4 million maturing through May 2006. At June 30, 2001, there was an aggregate of $11.9 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 11.0% to 18.2% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for the six months Colombian peso interest rate or DTF was 12.5% during the first six months of 2001.

         AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate of $16.8 million. At June 30, 2001, there was an aggregate of $7.5 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rates ranging from 8.0% to 10.3% per annum.

         AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings of an aggregate of $1.1 million. At June 30, 2001, there was an aggregate of $1.1 million outstanding under these facilities bearing interest at various interest rates.

EQUIPMENT VENDOR FINANCING

         We expect to close an equipment vendor financing facility of approximately $300.0 million with our strategic equipment vendors in the third quarter of 2001. The closing of the facility will be subject to customary conditions, including completion of the vendors' due diligence on our operations and business plans, effectiveness of our licenses and permits, regulatory approvals and the absence of material adverse changes. The facility will be secured by a first priority security interest in favor of the lenders over most of our material assets, including the shares of capital stock we own in our operating subsidiaries.

LIQUIDITY ASSESSMENT

         We estimate additional capital requirements of approximately $375.0 million from the period beginning in third quarter 2001 and ending in mid 2002. Our capital requirements will be utilized to develop and expand communications networks and services and fund working capital needs, operating losses and debt service obligations. We expect that capital expenditures and debt service obligations will increase in the future in connection with these capital requirements. We expect that our external funding needs to implement our growth strategy will continue through 2004.

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

        We expect to fund our 2001 capital requirements and working capital needs with anticipated proceeds from our planned equipment vendor financing, availability under our demand notes with AT&T Corp. and other financial support from AT&T Corp., as necessary. We cannot assure that we will be able to consummate these proposed transactions or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions or at all. Our inability to consummate one or more of these proposed transactions or otherwise to obtain the anticipated cash needed to fund our business plan would affect our time to market and our ability to carry out our growth strategy and could materially adversely affect our results of operations.

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

         Our customer contracts in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil. During the six months ended June 30, 2001, our Brazilian operations were negatively affected by a currency depreciation of approximately 17.9%.

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

         EXPOSURE TO FOREIGN CURRENCY EXCHANGE RATES. Our primary foreign currency exchange risk relates to our operations in Latin America, which operate in currencies other than U.S. Dollars. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges which are expected to exist within our operations. However, management will continue to monitor such items to determine if any actions, such as the issuance of additional foreign currency denominated debt or other financial instruments, would be warranted to reduce such risk. During the six months ended June 30, 2001, Brazil's currency deteriorated in value against the U.S. dollar by approximately 17.9%, resulting in lower revenues and expenses in our Brazilian operations when translated into our reporting U.S dollar currency.

         At June 30, 2001, we had foreign currency forward contracts which hedge certain activities with notional amounts of $311.8 million, maturing in various dates through May 2003. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge the estimated fair value of these contracts would have resulted in additional unrealized gains of $15.7 million or unrealized losses of $17.5 million, respectively, for the three months ended June 30, 2001. Because these contracts are entered into for hedging purposes, we believe that these additional unrealized gains or losses would have been largely offset by losses or gains on the foreign underlying firm commitments or anticipated transactions, resulting in no net dollar impact to us.

         Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not typically hedge foreign currency exchange rate risk related to translation risk.

                                LEGAL PROCEEDINGS

         In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2001. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial position or results of operations.

                        EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         None.


         (b) Reports on Form 8-K

         On May 31, 2001, the Company filed a Current Report on Form 8-K dated May 31, 2001 with the Securities and Exchange Commission reporting information under Item 9, Regulation FD Disclosure.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida on August 13, 2001.

                                    AT&T Latin America Corp.


                                    By: /s/ LOURDES Z. MENESES
                                        --------------------------------------
                                    Name: Lourdes Z.  Meneses
                                    Title: Corporate Controller
                                    (Principal Accounting Officer)