Form 10-Q
period 2001-09-30
AT&T LATIN AMERICA CORP
filed 2001-11-14
CIK 1113527

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2001, 43,214,758 shares of the registrant's Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant's Class B common stock, par value $0.0001 per share, were outstanding.

================================================================================

                                      INDEX

                                                                                           PAGE
                                                                                           ----
Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
  December 31, 2000.................................................................         3

Unaudited Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 2001 and 2000..........................................         4

Unaudited Consolidated Statement of Changes in Stockholders' Equity
  for the Nine Months Ended September 30, 2001......................................         5

Unaudited Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 2001 and 2000..........................................         6

Notes to Consolidated Financial Statements (Unaudited)..............................      7 - 17

Management's Discussions and Analysis of Financial Condition and
  Results of Operations.............................................................     18 - 26

Quantitative and Qualitative Disclosure about Market Risk...........................        27

Legal Proceedings...................................................................        27

Exhibits and Reports on Form 8-K....................................................        27

Signatures..........................................................................        28

                            AT&T LATIN AMERICA CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       2001                 2000
                                                                   -------------        ------------
                                                                    (UNAUDITED)
                        ASSETS                                              (IN THOUSANDS)

Current assets:
  Cash and cash equivalents ................................        $    19,325         $    14,905
  Accounts receivable, net .................................             37,941              15,934
  Recoverable taxes ........................................             18,215              10,088
  Prepaid expenses and other current assets ................             33,340              29,945
                                                                    -----------         -----------

         Total current assets ..............................            108,821              70,872

Property and equipment, net ................................            434,287             339,470
Goodwill and other intangible assets, net ..................            767,360             854,530
Other assets ...............................................             54,404              33,376
                                                                    -----------         -----------

         Total assets ......................................        $ 1,364,872         $ 1,298,248
                                                                    ===========         ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt ...............................        $   383,471         $   111,712
  Accounts payable and accrued expenses ....................            102,080             106,156
  Other current liabilities ................................             23,020               9,050
                                                                    -----------         -----------

         Total current liabilities .........................            508,571             226,918

Long-term debt .............................................            173,767              98,242
Other liabilities ..........................................              4,957               8,196
Mandatorily Redeemable 15% Series B Preferred Stock ........            207,626             186,205
                                                                    -----------         -----------

         Total liabilities .................................            894,921             519,561
                                                                    -----------         -----------

Commitments and contingencies (Note 9) .....................                 --                  --
                                                                    -----------         -----------

Stockholders' equity:
  Common stock .............................................                 11                  11
  Additional paid in capital ...............................            915,224             915,035
  Accumulated deficit ......................................           (362,175)           (136,456)
  Accumulated other comprehensive (loss) income ............            (73,356)                808
  Stockholder loan .........................................             (9,753)               (711)
                                                                    -----------         -----------

         Total stockholders' equity ........................            469,951             778,687
                                                                    -----------         -----------
         Total liabilities and stockholders' equity ........        $ 1,364,872         $ 1,298,248
                                                                    ===========         ===========


                        The accompanying footnotes are an
           integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                        ------------------------      -----------------------
                                                          2001            2000          2001           2000
                                                        ---------      ---------      ---------      --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Data-internet services ..........................     $  22,367      $  10,228      $  61,323      $ 20,226
  Voice services ..................................        16,893          4,568         43,254         5,079
                                                        ---------      ---------      ---------      --------
         Total revenue ............................        39,260         14,796        104,577        25,305

Cost of revenue ...................................        32,376         16,090         86,518        28,447
Selling, general and administrative expenses ......        31,948         15,833         98,683        23,994
Depreciation and amortization .....................        25,241          9,796         74,696        21,939
                                                        ---------      ---------      ---------      --------
         Loss from operations .....................        50,305         26,923        155,320        49,075

Interest expense ..................................        21,501            516         56,217           516
Interest income ...................................           109            792            872         2,495
Other expense (income), net .......................         8,172          1,065         15,492         1,238
                                                        ---------      ---------      ---------      --------
Loss before provision for income taxes and minority
  interest ........................................        79,869         27,712        226,157        48,334
Provision for income taxes ........................            --             --             --            --
Minority interest .................................          (169)           (84)          (438)          (84)
                                                        ---------      ---------      ---------      --------
         Net loss .................................     $  79,700      $ 27,628       $ 225,719      $ 48,250
                                                        =========      =========      =========      ========
Basic and diluted net loss per common share .......     $    0.69      $    0.29      $    1.94      $   0.57
                                                        =========      =========      =========      ========
Weighted average common shares outstanding ........       116,296         94,299        116,296        84,861
                                                        =========      =========      =========      ========

                        The accompanying footnotes are an
           integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            OTHER
                                        COMMON STOCK          ADDITIONAL                 COMPREHENSIVE                    TOTAL
                                   -----------------------      PAID IN     ACCUMULATED      INCOME      STOCKHOLDER   STOCKHOLDERS'
                                     STOCK         AMOUNT       CAPITAL       DEFICIT        (LOSS)          LOAN         EQUITY
                                   ---------     ---------    ----------    ----------   -------------   -----------   ------------
Balance December 31, 2000 ....       116,296     $      11     $ 915,035     $(136,456)     $     808      $    (711)     $ 778,687

Net loss .....................            --            --            --      (225,719)            --             --       (225,719)

Foreign currency translation
  adjustments ................            --            --            --            --        (74,037)            --        (74,037)

Net unrealized losses on
  derivative instruments .....            --            --            --            --           (127)            --           (127)

Stockholder loan .............            --            --            --            --             --         (9,042)        (9,042)

Other issuance of stock
  options ....................            --            --           189            --             --             --            189
                                   ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance September 30, 2001 ...       116,296     $      11     $ 915,224     $(362,175)     $ (73,356)     $  (9,753)     $ 469,951
                                   =========     =========     =========     =========      =========      =========      =========


                        The accompanying footnotes are an
           integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                    --------------------------
                                                                                      2001              2000
                                                                                    ---------        ---------
                                                                                           (In thousands)
Cash flows from operating activities:
   Net loss                                                                         $(225,719)       $ (48,250)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                   74,696           21,939
       Unrealized foreign exchange loss and translation adjustment                     59,927            2,045
       Other issuance of stock options                                                    189               --
       Allowance for bad debts                                                          4,383               58
       Preferred stock accretion                                                       21,421               --
       Changes in assets and liabilities net of effect of acquisitions:
        Accounts receivable                                                           (26,390)          (6,638)
        Recoverable taxes                                                              (8,127)            (741)
        Prepaid and other current assets                                               (3,395)          (1,563)
        Other assets                                                                  (26,709)
        Accounts payable and accrued expenses                                          (4,076)          10,709
        Other liabilities                                                               9,107           19,971
                                                                                    ---------        ---------
Net cash used in operating activities                                                (124,693)          (2,470)
                                                                                    ---------        ---------

Cash flows from investing activities:
   Purchase of property and equipment                                                (115,838)         (69,182)
   Investment in short-term securities                                                     --           27,032
   Cash (paid for) acquired from acquisitions, including acquisition expenses          (8,252)          15,032
                                                                                    ---------        ---------
Net cash used in investing activities                                                (124,090)         (27,118)
                                                                                    ---------        ---------

Cash flows from financing:
   Proceeds from credit facilities and demand notes                                   242,600               --
   (Repayments) proceeds on notes payable for equipment                                (5,384)             566
   Proceeds (repayments) of other bank facilities, net                                 25,736           23,813
   Proceeds from issuance of common stock                                                  --           20,000
   Proceeds from issuance of preferred shares                                              --          177,107
   Proceeds from exercise of stock options                                                 --              450
   Repayment of senior notes                                                               --         (187,605)
   Loans to shareholder                                                                (9,042)            (440)
                                                                                    ---------        ---------
Net cash provided by financing activities                                             253,910           33,891
                                                                                    ---------        ---------
Net increase in cash and cash equivalents                                               5,127            4,303
Net effect on translation on cash                                                        (707)              --
Cash and cash equivalents, beginning of period                                         14,905           24,223
                                                                                    ---------        ---------
Cash and cash equivalents, end of period                                            $  19,325        $  28,526
                                                                                    =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


         During the nine months ended September 30, 2001, we acquired property and equipment amounting to approximately $84.4 million through vendor financing arrangements. See Note 5.


                        The accompanying footnotes are an
           integral part of these consolidated financial statements.

                            AT&T LATIN AMERICA CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         AT&T Latin America Corp. ("We," the "Company" or "ATTLA") was incorporated on October 13, 1999, under the laws of the State of Delaware. ATTLA is a subsidiary of AT&T Corp., which owns as of September 30, 2001 approximately 62.8% of the outstanding common shares of ATTLA constituting approximately 94.4% of the voting power of the outstanding common shares of ATTLA. We provide broadband communications services primarily to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Our communications services include data, internet, local and long distance voice, web hosting, and managed network services. We deliver our services mostly through our own technologically advanced networks, which interconnect with other third party networks.

         The accompanying unaudited consolidated financial statements included in this quarterly report have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The balance sheet data as of December 31, 2000 was derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2001 presentation. The financial information herein presented reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

         Our cumulative comprehensive loss was $435.5 million and $135.6 million as of September 30, 2001 and December 31, 2000, respectively. Our comprehensive loss for the three and nine months ended September 30, 2001 was $109.3 million and $299.9 million, respectively. The components of the change in comprehensive loss for the nine months ended September 30, 2001 are net loss of $225.7 million, foreign currency translation adjustments of $74.0 million and unrealized losses on derivative instruments of $0.1 million. During the three and nine months ended September 30, 2001, foreign currency translations increased our comprehensive loss by $29.4 million and $74.0 million respectively, due mainly to the devaluation of the Brazilian Real of approximately 36.6%.

NOTE 2 -- LIQUIDITY

         The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $362.2 million from the period from inception (October 13, 1999) through September 30, 2001. At September 30, 2001 we had a working capital deficit of $399.8 million.

         Our business is capital-intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on data-internet services, the fastest growing segments of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize any revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flows until we are able to establish an adequate customer base. After the initial planned build-out of our networks, our capital expenditures will become more elastic with respect to revenue growth. We believe that this long-term strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

         We expect to continue to incur operating losses and to generate negative cash flows from operations for the next several years as we expand our existing communications networks and develop new networks and services. We

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)

expect to fund our capital requirements and working capital needs for at least the next twelve months, with anticipated proceeds from our planned equipment vendor financing, availability under our local bank facilities, additional financing initiatives we are exploring and other financial support from AT&T Corp., as necessary.

         Although we believe that our funding plan previously mentioned in this note will be sufficient to support working capital needs, capital expenditures and debt service for at least the next twelve months, there is no assurance that we will be able to consummate these proposed plans or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions or at all. Our inability to consummate the planned equipment vendor financing, obtain funds from local bank facilities, obtain additional financing initiatives we are exploring or obtain additional financing from AT&T Corp., or otherwise to obtain the anticipated cash needed to fund our business plan, would materially affect our ability to carry out our growth strategy and would materially, adversely affect our financial condition and results of operations.

NOTE 3 -- INVESTING ACTIVITIES

         In June 2000 we acquired 100% of the equity interests of Keytech LD S.A., and in August 2000 we completed our merger with FirstCom Corporation in transactions accounted for as purchases. The aggregate fair value of net assets acquired in, and the aggregate consideration paid for, these acquisitions, were as follows:


                                                                                        2000
                                                                                    -------------
                                                                                    (IN THOUSANDS)
         Fair value of net assets acquired:
         Service contracts and work force acquired...........................       $      26,000
         Accounts receivable.................................................              15,758
         Prepaid and other current assets....................................               8,059
         Property and equipment..............................................             110,557
         Other assets........................................................              15,643
                                                                                    -------------
              Fair value of non-cash assets acquired.........................             176,017
                                                                                    -------------
         Long term debt, including current maturities of debt................             155,954
         Accounts payable and accrued expenses...............................              33,549
         Deferred taxes......................................................               2,436
         Other liabilities...................................................               4,925
         Minority interest...................................................               2,840
                                                                                    -------------
              Fair value of liabilities assumed..............................             199,704
                                                                                    -------------
         Fair value of net liabilities assumed, excluding cash acquired......             (23,687)
         Cash acquired.......................................................              22,557
                                                                                    -------------
         Fair value of net liabilities assumed...............................       $      (1,130)
                                                                                    =============

         The following is a reconciliation of the purchase prices and costs associated with the acquisitions over the estimated fair value of net liabilities assumed which has been allocated to goodwill:

         Purchase prices, including transaction costs........................       $     594,266
         Fair value of net liabilities assumed...............................               1,130
                                                                                    -------------
         Amount allocated to goodwill........................................       $     595,396
                                                                                    =============

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)


         The following tables state, for the periods presented, our unaudited pro forma results of operations giving effect to the FirstCom merger and the Keytech acquisition as if the transactions had been completed as of the beginning of the periods presented (in thousands):

                                                                        THREE MONTHS        NINE MONTHS
                                                                           ENDED               ENDED
                                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                                            2000                2000
                                                                      ----------------    ---------------
                                                                                   (UNAUDITED)
         Revenue..............................................        $        24,444     $        61,331
                                                                      ===============     ===============

         Operating loss.......................................        $        41,437     $       101,504
                                                                      ===============     ===============

         Net loss.............................................        $        49,700     $       123,075
                                                                      ===============     ===============

         Basic and diluted loss per common share..............        $          0.43     $          1.06
                                                                      ===============     ===============


         These pro forma results are presented for informational purposes only and are not necessarily indicative of our future results of operations or financial position or our results of operations or financial position that would have been achieved had the acquisitions actually occurred as of the beginning of the periods presented.

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

         Property and equipment, net is comprised of the following as of September 30, 2001 and December 31, 2000, respectively (in thousands):


                                                                                                        ESTIMATED
                                                                                                          USEFUL
                                                                    SEPTEMBER 30,      DECEMBER 31,       LIVES
                                                                         2001              2000         (IN YEARS)
                                                                   ----------------   --------------   ------------
                                                                     (UNAUDITED)
         Switching equipment....................................   $     81,201       $     74,384           5
         Transmission equipment.................................        119,585             95,363           7
         Cables.................................................         57,746             37,491          10
         Underground installation...............................         53,053             82,481          25
         Construction in progress...............................         72,238             20,600          --
         Other property and equipment...........................        102,540             48,611        3 to 10
                                                                   ------------       ------------
                                                                        486,363            358,930

         Less: Accumulated depreciation.........................        (52,076)           (19,460)
                                                                   ------------       ------------
                                                                   $    434,287       $    339,470
                                                                   ============       ============

         Depreciation expense related to the property and equipment was $12.5 million and $37.1 million for the three and nine months ended September 30, 2001, respectively. Other property and equipment includes building, furniture and fixtures, computer and software equipment, household improvements and other.

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)


NOTE 5 -- DEBT

         Debt is comprised of the following (in thousands):

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  2001               2000
                                                                             --------------      -------------
                                                                                (UNAUDITED)
        Revolving credit facility, at LIBOR plus 3.75% (8.6% to 9.5%
          at September 30, 2001)........................................     $       100,000    $       100,000
        Subordinated credit facility, at LIBOR plus 6.00% (10.0% to
          12.5% at September 30, 2001)..................................             200,000             40,900
        Demand notes, at 15% fixed rate.................................              83,500                 --
        Interim notes payable for equipment, at interest rates from 12.0%
          to LIBOR plus 5.5%............................................              71,972             31,514
        Notes payable for equipment, at interest rates from 12.0% to
          LIBOR plus 7.0%...............................................              38,588                 --
        Other bank facilities...........................................              63,178             37,540
                                                                             ---------------    ---------------
        Total debt......................................................             557,238            209,954
        Less current maturities.........................................            (383,471)          (111,712)
                                                                             ---------------    ---------------
        Long-term debt..................................................     $       173,767    $        98,242
                                                                             ===============    ===============

REVOLVING AND SUBORDINATED CREDIT FACILITIES AND DEMAND NOTES (RELATED PARTIES)

         Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., and AT&T Corp. have provided us with two credit facilities with up to an aggregate amount of $300.0 million. Amounts outstanding under the $100.0 million revolving credit facility ($100.0 million outstanding as of September 30, 2001) mature on August 28, 2002, except for borrowings made by AT&T do Brasil, which are due within approximately 3 months after disbursement, but will be automatically renewed subject to prepayment requirements in the revolving credit facility agreement. Amounts outstanding under the $200.0 million subordinated credit facility ($200.0 million outstanding as of September 30, 2001) mature on December 1, 2008, except for borrowings made by AT&T do Brasil, which are due within approximately 3 to 6 months after disbursement, but will be automatically renewed subject to prepayment requirements in the subordinated note agreement. Both credit facilities contain restrictions on capital expenditures, incurrence of additional debt, and liens on or the disposal of assets without prior consent of the lender and require prepayment upon certain of our issuances of debt or equity.

         The $100.0 million credit facility is unsecured; however, the lender may at any time require us to pledge the shares of our operating subsidiaries and their assets as collateral for borrowings under this facility. Interest under this credit facility accrues at a rate based on LIBOR plus 3.75%. AT&T Corp. has permitted us to defer certain interest payments on this credit facility until the end of this year. As of September 30, 2001, the outstanding borrowings under this facility bore interest at a weighted average annual rate of 9.2%. Interest under the $200.0 million subordinated credit facility accrues at a rate based on LIBOR plus 6.00%. As of September 30, 2001, the outstanding borrowings under this facility bore interest at a weighted average annual rate of 11.2%. We are entitled to defer interest payment on the $200.0 million subordinated credit facility until December 31, 2003. We have deferred payment of accrued interest of approximately $16.4 million under the $100.0 million and $200.0 million facilities, which have been included as other current liabilities in the accompanying balance sheet as of September 30, 2001. Deferred payment of accrued interest on these two facilities is subject to interest accrual at the same interest rate as the principal under the facilities.

         AT&T Corp. has provided us additional credit of up to $98.0 million payable on demand upon thirty days' notice. The demand notes bear interest at a fixed rate of 15.0%. Accrued interest under these demand notes amounted to $0.9 million as of September 30, 2001, which have been included as other current liabilities in the accompanying balance sheet as of September 30, 2001. As of September 30, 2001, there was $83.5 million outstanding under these demand notes.

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)


INTERIM NOTES PAYABLE FOR EQUIPMENT

        In August 2000, we entered into a short-term vendor financing agreement providing for up to $30.0 million, and in May 2001 it was increased to up to $50.0 million. In August 2001, the total amount was reset at $39.0 million. The facility matures on November 30, 2001. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.25%. As of September 30, 2001, there was $35.6 million in outstanding borrowings under this agreement bearing interest at a weighted average annual rate of 11.9%.

        In October 2000, we entered into a short-term vendor financing agreement providing for a maximum financing of $14.1 million, maturing on December 31, 2000. Borrowings under this short-term vendor agreement bear no interest. The maturity date of this arrangement was extended until March 29, 2001. After payment of certain outstanding amounts on March 29, 2001, additional equipment purchases were financed under this vendor financing agreement on the same payment terms. On June 28, 2001, the outstanding amounts under this financing agreement were refinanced under three new short-term financing agreements maturing on December 31, 2001. Borrowings under this short-term vendor financing agreement bear interest at a fixed rate of 12.0%. As of September 30, 2001, there was $7.1 million in outstanding borrowings under this agreement.

         In April 2001, we entered into a short-term vendor financing agreement providing financing of $3.3 million. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.25%. Amounts outstanding under this vendor financing were paid in August 2001.

         In March 2001, we entered into a short-term vendor financing agreement providing for a maximum financing of $23.9 million. As of September 30, 2001, there was $23.9 million in outstanding borrowings under this agreement bearing interest at a fixed annual rate of 12.0%. The facility matures on November 30, 2001.

         In June 2001, we entered into a short-term vendor financing agreement providing for a maximum financing of $1.8 million maturing on November 30, 2001. As of September 30, 2001, there was $1.8 million in outstanding borrowings under this agreement bearing interest at a fixed annual rate of 12.0%.

         During August and September 2001, we entered into various short-term vendor financing agreements providing an additional financing of $3.5 million maturing on December 31, 2001. The amounts outstanding under these agreements bear interest at a fixed rate of 12.0%.

         We have agreed with our vendors that, subject to the closing of our planned long-term vendor financing, the above short-term vendor financing agreements (including amounts already paid) will be refinanced by borrowings under the planned long-term financing. See Note 2.

NOTES PAYABLE FOR EQUIPMENT

         In November 1998, a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The equipment being financed collateralizes this vendor financing. As of September 30, 2001, there was approximately $8.5 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 9.5%. The availability period for financing under this agreement expired on December 31, 2000.

         In July 2001, we entered into a short-term vendor financing agreement providing for a maximum financing of $4.0 million maturing on March 2002. As of September 30, 2001, there was $4.0 million in outstanding borrowings under this agreement bearing interest at a LIBOR plus 7.0%, or 10.9%.

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)

         In August and September 2001, we entered into a long-term vendor financing agreements providing for a maximum financing of $7.3 million maturing on April 2004. As of September 30, 2001, there was $1.1 million in outstanding borrowings under these agreements bearing interest at a LIBOR plus 7.0%, or 10.9%.

         In August 2001, we entered into a short-term vendor financing agreement providing for a maximum financing of $17.9 million maturing on May 2002. As of September 30, 2001, there was $15.0 million in outstanding borrowings under these agreements bearing interest at a LIBOR plus 8.0%, or 11.9%.

         In September 2001, we entered into a short-term vendor financing agreements providing for a maximum financing of $10.0 million, of which $5.0 matures on March 2002 and the remaining $5.0 matures on April 2002. As of September 30, 2001, there was $10.0 million in outstanding borrowings under these agreements bearing interest at a fixed rate of 12.8%.

OTHER BANK FACILITIES

         AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate of $40.6 million maturing through February 2004. At September 30, 2001, there was an aggregate of $38.1 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 6.3% to 12.9% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.8%.

         AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate of $17.3 million maturing through May 2006. At September 30, 2001, there was an aggregate of $13.2 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 13.8% to 17.0% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 3.0% to 7.0%. The average rate for the six months Colombian peso interest rate or DTF was 12.5% during the first nine months of 2001.

         AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate of $17.9 million. At September 30, 2001, there was an aggregate of $10.8 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rates ranging from 6.0% to 12.5% per annum.

         AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings of an aggregate of $2.3 million. At September 30, 2001, there was an aggregate of $1.1 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 27.0%.

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

         During the term of the service mark license agreement, we have agreed to pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues. Initially, the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% in the third year of the initial term of the license agreement and to 2.5% in the final two years of the initial term of the license agreement. During the three and nine months ended September 30, 2001, we have recorded approximately $1.6 million and $4.2 million, respectively, related to this service mark license agreement.

         The initial term of the license agreement ends on August 28, 2005. The agreement will automatically renew

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)


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

         Credit Facilities and Demand Notes. AT&T Corp and a wholly owned subsidiary of AT&T Corp. have provided us with credit facilities and demand notes of up to $398.0 million as of September 30, 2001. See Note 5.

         Mandatorily Redeemable Preferred Stock. On August 28, 2000, we issued 100,000 shares to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Preferred Stock. The shares of Mandatorily Redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the Mandatorily Redeemable 15% Series B Preferred Stock at any time after August 28, 2004 at a redemption price equal to the liquidation value. As of September 30, 2001, the 15% Series B Preferred Stock has an aggregate liquidation value of $207.6 million.

         Other. As of September 30, 2001, we included in accounts payable the amount of $7.7 million for services provided by or paid by AT&T Corp. on our behalf. The amount owed bears no interest and does not have a specific due date.

         Stockholder Loan. As of September 30, 2001, we have a receivable of approximately $9.8 million, including approximately $0.3 million of accrued interest from our President and Chief Executive Officer, Mr. Patricio E. Northland. The amounts loaned to Mr. Northland represented a refinancing of a loan extended initially by FirstCom to finance Mr. Northland's purchase of 800,000 restricted common shares of FirstCom prior to the FirstCom merger. The principal amount and accrued interest are secured by a pledge of 800,000 shares of ATTLA Class A common stock and bear interest at a fixed annual rate of 5.41%. The principal amount and all accrued interest are due on March 1, 2010.

NOTE 7 -- CAPITAL STOCK

         We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At September 30, 2001and December 31, 2001, approximately 43,214,758 shares of Class A common stock were issued and outstanding. At September 30, 2001 and December 31, 2000, approximately 73,081,595 shares of Class B common stock were issued and outstanding. At September 30, 2001 and December 31, 2000, approximately 100,000 shares of preferred stock were issued and outstanding.

NOTE 8 -- OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

         Our operations consist of two segments: data-internet and voice services.

         Data-internet Services. Our data-internet services include basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which consist of offering and managing communications links among a number of locations, as wide area network services. The basic infrastructure and supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers' needs. The availability of bandwidth and reliability of the services allow customers to utilize additional value-added services, such as video conferencing. Our Internet services consist of dial-up and dedicated access services offered primarily to businesses, as well as wholesale Internet services offered to Internet service providers. Our integrated package of wholesale Internet services enable Internet service providers to purchase and lease from us their entire access infrastructure.

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)


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

         The following tables set forth, for the three months and nine months ended September 30, 2001 and 2000, certain information about segment results of operations and segment assets (in thousands):



THREE MONTHS ENDED
  SEPTEMBER 30, 2001
  (UNAUDITED)                       ARGENTINA         BRAZIL           CHILE          COLOMBIA           PERU          OTHER (1)
--------------------              -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
  Data-internet services          $      2,007     $     9,776     $      2,904     $     4,096      $      3,584    $         --
  Voice services                         3,942           1,577            5,799              33             5,542              --
                                  ------------     -----------     ------------     -----------      ------------    ------------
TOTAL REVENUE                            5,949          11,353            8,703           4,129             9,126              --
Cost of revenue                          6,518          12,620            6,472           2,015             4,751              --
Selling, general &
  Administrative                         6,533           7,486            3,351           3,302             4,447           6,829
Depreciation and amortization            2,073           6,885            1,594           1,741             3,587           9,361
                                  ------------     -----------     ------------     -----------      ------------    ------------
Operating loss                    $      9,175     $    15,638     $      2,714     $     2,929      $      3,659    $     16,190
                                  ============     ===========     ============     ===========      ============    ============

Total assets                      $    186,701     $   363,818     $     56,043     $    64,418      $    105,260    $    588,632
Capital expenditures              $     11,634     $    19,018     $      1,816     $     7,764      $      3,139    $      8,604


THREE MONTHS ENDED
  SEPTEMBER 30, 2000
  (UNAUDITED)                       ARGENTINA        BRAZIL           CHILE           COLOMBIA           PERU           OTHER
--------------------              ------------     -----------     ------------     -----------      ------------    ------------
REVENUE:
Data-internet services            $        214     $     6,896     $      1,426      $      817       $       875    $         --
Voice services                              --           1,123            2,018              --             1,427              --
                                  ------------     -----------     ------------     -----------      ------------    ------------
TOTAL REVENUE                              214           8,019            3,444             817             2,302              --
Cost of revenue                          1,926           9,571            2,625             267             1,562             139
Selling, general &
  Administrative                         1,190           7,460            2,061             991             1,888           2,243
Depreciation and amortization              161           6,059              269             324               435           2,548
                                  ------------     -----------     ------------     -----------      ------------    ------------
Operating loss                    $      3,063     $    15,071     $      1,511     $       765      $      1,583    $      4,930
                                   ===========     ===========     ============     ===========      ============    ============

Total assets                      $     48,636     $   385,454     $     41,556     $    42,733      $     80,612    $    570,610
Capital expenditures              $      9,697     $    16,282     $      3,718     $     2,901      $      2,891    $        498

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)

NINE MONTHS ENDED
  SEPTEMBER 30, 2001
  (UNAUDITED)                        ARGENTINA         BRAZIL           CHILE          COLOMBIA           PERU          OTHER (1)
--------------------               -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
  Data-internet services           $      3,685     $    29,199     $      8,702     $    10,299      $      9,438    $        --
  Voice services                          5,934           4,515           18,372              65            14,368             --
                                   ------------     -----------     ------------     -----------      ------------     ----------
TOTAL REVENUE                             9,619          33,714           27,074          10,364            23,806             --
Cost of revenue                          12,823          38,087           20,092           4,363            11,153             --
Selling, general &
  Administrative                         19,454          24,550           10,457           9,063            13,348          21,811
Depreciation and amortization             7,305          21,728            4,572           4,259             9,857          26,975
                                   ------------     -----------     ------------     -----------      ------------     -----------
Operating loss                     $     29,963     $    50,651     $      8,047     $     7,321      $     10,552     $    48,786
                                   ============     ===========     ============     ===========      ============     ===========

Total assets                       $    186,701     $   363,818     $     56,043     $    64,418      $    105,260     $   588,632
Capital expenditures (2)           $     75,410     $    62,134     $      9,791     $    19,391      $     19,838     $    13,710


NINE MONTHS ENDED
  SEPTEMBER 30, 2000
  (UNAUDITED)                        ARGENTINA         BRAZIL           CHILE          COLOMBIA           PERU          OTHER (1)
--------------------               -------------    ------------    -------------    -------------    -------------   -------------
REVENUE:
Data-internet services             $        214     $    16,894     $      1,426      $      817       $       875    $         --
Voice services                               --           1,634            2,018              --             1,427              --
                                   ------------     -----------     ------------     -----------      ------------    ------------
TOTAL REVENUE                               214          18,528            3,444             817             2,302              --
Cost of revenue                           1,926          21,928            2,625             267             1,562             139
Selling, general &
  Administrative                          1,190          15,370            2,061             991             1,888           2,494
Depreciation and amortization               161          18,202              269             324               435           2,548
                                   ------------     -----------     ------------     -----------      ------------    ------------
Operating loss                     $      3,063     $    36,972     $      1,511     $       765      $      1,583    $      5,181
                                   ============     ===========     ============     ===========      ============    ============

Total assets                       $     48,636     $   385,454     $     41,556     $    42,733      $     80,612    $    570,610
Capital expenditures               $      9,697     $    49,477     $      3,718     $     2,901      $      2,891    $        498

         (1) Consists primarily of corporate operations.
         (2) Includes property and equipment acquired through vendor financing arrangements of approximately $84.4 million during the nine months ended September 30, 2001.

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


NOTE 9 -- COMMITMENTS AND CONTINGENCIES

         In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of September 30, 2001, approximately $18.8 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)


         At September 30, 2001, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $24.0 million under multi-year contracts.

         In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated position or results of operations.

         In accordance with the legislation in force in Brazil, tax registers related to federal, state and municipal taxes are subject to examination by the respective tax authorities from 5 to 30 years.

         Our current and future operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. We cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material, adverse effect on our international operations.

NOTE 10 -- RECENT PRONOUNCEMENTS

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

         We have recorded an asset of approximately $17.6 million (which is included in prepaid expenses and other current assets in the accompanying balance sheet) representing the unrealized gains on our forward foreign currency contracts as of September 30, 2001. We also have recorded a liability of approximately $1.2 million (which is included in other current liabilities in the accompanying balance sheet) representing unrealized losses on certain of our forward foreign currency contracts as of September 30, 2001. The Company has not made any changes to its hedge related risk management policies as a result of adopting SFAS No. 133.

         As of September 30, 2001, the Company has no fair value hedges. Net changes in fair value of cash flows hedges resulted in net reduction to other comprehensive loss of $0.1 million for the three and nine months ended September 30, 2001. Net changes in fair value of foreign-currency hedges resulted in net unrealized gains of $13.8 million for the three months ended September 30, 2001, and $19.5 million for the nine months ended September 30, 2001.

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no

                            AT&T LATIN AMERICA CORP.

                                   (UNAUDITED)

maximum life). The provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. We expect that this standard may likely have a significant impact on our results. We are assessing the impact of the standard on other indefinite lived assets and the total impact, including adoption impairment impacts, if any, of such standard on our results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for us means the standard will be adopted on January 1, 2003. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for us means the standard will be adopted on January 1, 2002. We do not expect that the adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows.

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

         - expectations regarding network expansion and our amount of capital expenditures;

         - expectations and estimates as to the amount of cash requirements to implement our growth strategy and as to our ability to obtain financing;

         -        expectations about sources of revenues; and

         -        future financial performance.

          In addition to matters that are described in this quarterly report on Form 10-Q and our Annual Report on Form 10-K and the exhibits thereto, the following factors, among others, could cause AT&T Latin America's actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this quarterly report on Form 10-Q:

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

         -        currency fluctuations; and

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

OVERVIEW

         We provide broadband communications services primarily to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Broadband communications services are communications services delivered over high speed, high capacity transmission systems. Our objective is to be a leading facilities-based provider of high bandwidth communications services to businesses in key Latin American markets in the countries in which we operate. We focus primarily on business customers with growing and diverse broadband communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced networks, which interconnect primarily with other third party networks.

         Basis of Presentation. Because our historical financial information is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the pro forma results of operations for the three months and nine months ended September 30, 2000, as if the companies acquired had been combined as of the beginning of the periods presented.

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

RESULTS OF OPERATIONS

         The following table includes a summary of pro forma results of operations for the three months and nine months ended September 30, 2000, and actual results of operations for the same periods in 2001. Pro forma results are presented to show our results of operations giving effect to the FirstCom merger and Keytech acquisition as if these transactions had been completed as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of ATTLA or the results of operations or financial position of ATTLA that would have been achieved had the acquisition occurred at the beginning of the periods presented.

                            AT&T LATIN AMERICA CORP.
                   ACTUAL AND PRO FORMA RESULTS OF OPERATIONS


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ------------------------      ------------------------
                                                    2001           2000           2001           2000
                                                  ---------      ---------      ---------      ---------
                                                   ACTUAL        PRO FORMA       ACTUAL        PRO FORMA
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       (UNAUDITED)
Revenue .....................................     $  39,260      $  24,444      $ 104,577      $  61,331
Cost of revenue .............................        32,376         20,999         86,518         45,710
Selling, general and administrative
  expenses ..................................        31,948         27,065         98,683         64,106
Depreciation and amortization ...............        25,241         17,817         74,696         53,019
                                                  ---------      ---------      ---------      ---------
     Loss from operations ...................        50,305         41,437        155,320        101,504
Interest expense, net .......................        21,392          7,284         55,345         21,521
Other expense (income), net .................         8,172          1,165         15,492            369
                                                  ---------      ---------      ---------      ---------
     Loss before provision for income
        taxes and minority interest .........        79,869         49,886        226,157        123,394
Provision for income taxes ..................            --             --             --             --
Minority interest ...........................          (169)          (186)          (438)          (319)
                                                  ---------      ---------      ---------      ---------
Net loss ...................................      $  79,700      $  49,700      $ 225,719      $ 123,075
                                                  =========      =========      =========      =========
Basic and diluted net loss per share ........     $    0.69      $    0.43      $    1.94      $    1.06
                                                  =========      =========      =========      =========
Weighted average shares outstanding .........       116,296        116,096        116,296        116,096
                                                  =========      =========      =========      =========

         The following table includes selected actual revenue and actual operating loss by country in dollars and as a percentage of revenue for the three months and nine months ended September 30, 2001 and the pro forma revenue and the pro forma operating loss by country in dollars and as a percentage of revenue for the same periods ended September 30, 2000:


                                                THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                       SEPTEMBER 30,
                                  ----------------------------------------------     -----------------------------------------------
                                   2001          %          2000           %           2001          %          2000           %
                                  -------    ---------     -------     ---------     --------    ---------     --------    ---------
                                  ACTUAL                   PRO FORMA                 ACTUAL                    PRO FORMA
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             (UNAUDITED)
Revenue:
  Argentina .................    $ 5,949         15.2%    $   223           0.9%    $  9,619          9.2%    $    507          0.8%
  Brazil ....................     11,353         28.9%      8,018          32.8%      33,714         32.2%      18,527         30.2%
  Chile .....................      8,703         22.2%      8,858          36.2%      27,074         25.9%      23,438         38.2%
  Colombia ..................      4,129         10.5%      2,310           9.5%      10,364          9.9%       6,556         10.7%
  Peru ......................      9,126         23.2%      5,035          20.6%      23,806         22.8%      12,303         20.1%
                                 -------    ---------     -------     ---------     --------    ---------     --------    ---------
     Total revenue ..........     39,260        100.0%     24,444         100.0%     104,577        100.0%      61,331        100.0%
Cost of revenue .............     32,376         82.5%     20,999          85.9%      86,518         82.7%      45,710         74.5%
Selling, general and
 administrative expenses ....     31,948         81.4%     27,065         110.7%      98,683         94.3%      64,106        104.5%
Depreciation and amortization     25,241         64.3%     17,817          72.9%      74,696         71.4%      53,019         86.5%
                                 -------    ---------     -------     ---------     --------    ---------     --------    ---------
     Loss from operations ...    $50,305        128.2%    $41,437         169.5%    $155,320        148.5%    $101,504        165.5%
                                 =======    =========     =======     =========     ========    =========     ========    =========

       ACTUAL THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO PRO FORMA
                      THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,                     CHANGE
                                                   -----------------------------      ------------------------
                                                       2001             2000              $              %
                                                   -------------    ------------      -----------     --------
                                                       ACTUAL        PRO FORMA
                                                           (UNAUDITED)
   REVENUE
     Data-internet services................        $   22,367       $     14,874      $     7,493       50.4%
     Voice services........................            16,893              9,570            7,323       76.5%
                                                   ----------       ------------      -----------
            Total revenue..................        $   39,260       $     24,444      $    14,816       60.6%
                                                   ==========       ============      ===========

         Revenue. Revenue for the three months ended September 30, 2001 was $39.3 million, compared to pro forma revenue of $24.4 million for the same period in 2000, representing an increase of $14.8 million or 60.6%. This increase in revenue was mainly generated in Argentina, Brazil and Peru, which combined accounted for $13.2 million or 88.8% of the total revenue increase. Revenue increase resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers.

         Our data-internet services segment grew from a pro forma $14.9 million during the three months ended September 30, 2000, to $22.4 million for the same period in 2001, representing an increase of $7.5 million or 50.4%. The increase in our data-internet services was mainly due to increased demand for bandwidth from our existing business customers and to an increase in our customer base.

         Data-internet services accounted for 56.9% of our revenue for the three months ended September 30, 2001. We anticipate that over the long-term, data-internet services revenue will continue to represent a majority of total revenue.

         Revenue from voice services grew from pro forma $9.6 million during the three months ended September 30, 2000, to $16.9 million for the same period in 2001, representing an increase of $7.3 million or 76.5%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold.

         Cost of Revenue. Cost of revenue was $32.4 million for the three months ended September 30, 2001, compared to pro forma cost of revenue of $21.0 million for the same period in 2000, representing an increase of $11.4 million or 54.2%. Cost of revenue consists of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs. We expect cost of revenue to continue to increase in absolute terms as we continue to add capacity to our networks and build or lease capacity on additional networks. However, we expect to continue to increase our service offerings over our existing network capacity as well as to obtain better pricing from third party network providers, resulting in gross margin improvement in future periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.9 million during the three months ended September 30, 2001, compared to pro forma selling, general and administrative expenses of $27.1 million for the same period in 2000, representing an increase of $4.9 million or 18.0%. The increase in selling, general and administrative expenses resulted primarily from higher bad debts expense, an increase in headcount, professional fees and higher marketing and advertising expenses. We anticipate that selling, general and administrative expenses will likely continue to increase in absolute terms in future periods to the extent that we continue to experience growth and to expand our service offerings. We also anticipate that selling, general and administrative expenses as a percentage of revenue will decrease in future periods. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

         Depreciation and Amortization. Depreciation and amortization was $25.2 million during the three months ended September 30, 2001, compared to pro forma depreciation and amortization of $17.8 million for the same period in 2000, representing an increase of $7.4 million or 41.7%. The increase in depreciation and amortization was due mainly to the increase in capital expenditures for the build out of our networks over the year. Depreciation and amortization include amortization of goodwill and other intangible assets related to the FirstCom merger, and the acquisitions of Netstream and Keytech. We expect that depreciation and amortization will continue to increase as we continue to invest in the installation and expansion of our networks.

         Interest Expense. Interest expense, net of interest income, was $21.4 million during the three months ended September 30, 2001, compared to pro forma interest expense of $7.3 million during the same period in 2000, representing an increase of $14.1 million or 193.7%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities and demand notes provided by AT&T Corp., as well as notes payable for equipment and other bank loans.

         Other expense (income), net. Other expense (income), net was $8.2 million during the three months ended September 30, 2001. Other expense (income), net is mainly comprised of remeasurement losses on foreign-currency transactions of $22.5 million partially offset by gains on foreign-currency hedges of $19.0 million (realized gains of $5.2 million and unrealized gains of approximately $13.8 million). We also recorded approximately $2.8 million related to write-downs of certain lease hold improvements in Brazil.

         Net Loss. Net loss was $79.7 million during the three months ended September 30, 2001, compared to pro forma net loss of $49.7 million for the same period in 2000, representing an increase of $30.0 million or 60.4%. We expect to continue to incur net losses in the next several years, because the total of our operating expenses, interest expense and non-cash expenses (primarily depreciation and amortization) will continue to exceed our revenues.


        ACTUAL NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO PRO FORMA
                      NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       CHANGE
                                                   -------------------------------    ----------------------------
                                                       2001             2000                $              %
                                                   -------------    --------------    --------------   -----------
                                                       ACTUAL          PRO FORMA
                                                            (UNAUDITED)
   REVENUE
     Data-internet services................        $     61,323     $     36,638      $     24,685        67.4%
     Voice services........................              43,254           24,693            18,561        75.2%
                                                   ------------     ------------      ------------
            Total revenue..................        $    104,577     $     61,331      $     43,246        70.5%
                                                   ============     ============      ============

         Revenue. Revenue for the nine months ended September 30, 2001 was $104.6 million, compared to pro forma revenue of $61.3 million for the same period in 2000, representing an increase of $43.2 million or 70.5%. This increase in revenue was mainly generated in Argentina, Brazil and Peru, which combined accounted for $35.8 million or 82.8% of the total revenue increase. Revenue increase resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers.

         Our data-internet services segment grew from a pro forma $36.6 million during the nine months ended September 30, 2000, to $61.3 million for the same period in 2001, representing an increase of $24.7 million or 67.4%. The increase in our data-internet services was mainly due to increased demand for bandwidth from our existing business customers and to an increase in our customer base.

         Data-internet services accounted for 58.6% of our revenue in 2001. We anticipate that over the long-term, data-internet services revenue will continue to represent a majority of total revenue.

         Revenue from voice services grew from pro forma $24.7 million during the nine months ended September 30, 2000, to $43.3 million for the same period in 2001, representing an increase of $18.6 million or 75.2%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold.

         Cost of Revenue. Cost of revenue was $86.5 million for the nine months ended September 30, 2001, compared to pro forma cost of revenue of $45.7 million for the same period in 2000, representing an increase of $40.8 million or 89.3%. Cost of revenue consists of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs. We expect cost of revenue to continue to increase in absolute terms as we continue to add capacity to our networks and build or lease capacity on additional networks. However, we expect to continue to increase our service offerings over our existing network capacity as well as to obtain better pricing from third party network providers, resulting in gross margin improvement in future periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $98.7 million during the nine months ended September 30, 2001, compared to pro forma selling, general and administrative expenses of $64.1 million for the same period in 2000, representing an increase of $34.6 million or 53.9%. The increase in selling, general and administrative expenses resulted primarily from higher bad debts expense, an increase in headcount, professional fees and higher marketing and advertising expenses. We anticipate that selling, general and administrative expenses will likely continue to increase in absolute terms in future periods to the extent that we continue to experience growth and to expand our service offerings. We also anticipate that selling, general and administrative expenses as a percentage of revenue will decrease in future periods. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

         Depreciation and Amortization. Depreciation and amortization was $74.7 million during the nine months ended September 30, 2001, compared to pro forma depreciation and amortization of $53.0 million for the same period in 2000, representing an increase of $21.7 million or 40.9%. The increase in depreciation and amortization was due mainly to the increase in capital expenditures for the build out of our networks over the year. Depreciation and amortization include amortization of goodwill and other intangible assets related to the FirstCom merger, and the acquisitions of Netstream and Keytech. We expect that depreciation and amortization will continue to increase as we continue to invest in the installation and expansion of our networks.

         Interest Expense. Interest expense, net of $0.9 million of interest income, was $55.3 million during the nine months ended September 30, 2001, compared to pro forma interest expense of $21.5 million during the same period in 2000, representing an increase of $33.8 million or 157.2%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities and demand notes provided by AT&T Corp., as well as notes payable for equipment and other bank loans.

         Other expense (income), net. Other expense (income), net was $15.5 million during the nine months ended September 30, 2001. Other expense (income), net is mainly comprised of remeasurement losses on foreign-currency transaction of $49.4 million partially offset by gains on foreign-currency hedges of $36.8 million (realized gains of $17.3 million and unrealized gains of $19.5 million).

         Net Loss. Net loss was $225.7 million during the nine months ended September 30, 2001, compared to pro forma net loss of $123.1 million for the same period in 2000, representing an increase of $102.6 million or 83.4%. We expect to continue to incur net losses in the next several years, because the total of our operating expenses, interest expense and non-cash expenses (primarily depreciation and amortization) will continue to exceed our revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are for working capital, capital expenditures and debt service. Our primary sources of liquidity are credit facilities from our major stockholder, revenue, various financing arrangements with equipment vendors and from local Latin American credit markets. The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         Our business is capital intensive and, as such, has required and will continue to require substantial capital investment. We are building a high capacity network in the countries in which we operate and are primarily focused on data-internet services, the fastest growing segments of the communications market. This strategy initially increases our level of capital expenditures and operating losses and requires us to make a substantial portion of our capital investments before we realize significant revenue from them. These capital expenditures, together with the associated initial operating expenses, will continue to result in negative cash flow until we are able to establish an adequate customer base. After the initial planned build-out of our networks, our capital expenditures will become more elastic with respect to revenue growth. We believe that this long-term strategy will enhance our financial performance by increasing the capacity of, and traffic flow over, our networks.

         We have incurred net losses of approximately $362.2 million from the period from inception (October 13, 1999) through September 30, 2001. At September 30, 2001 we had a working capital deficit of $399.8 million. We expect to continue incurring operating losses and generate negative cash flows from operations as we expand our existing communications networks and develop new networks and services. We expect to continue to incur losses in the next several years and our inability to obtain additional cash to fund our business plan would materially, adversely affect our financial condition and results of operations.

CAPITAL USES

         During the nine months ended September 30, 2001, our net cash increased by $4.4 million (after the effect of translation of $0.7 million). The increase in cash reflected cash used in operating and investing activities of $248.8 million, offset by cash provided by financing activities of $253.9 million. Our uses of cash in operations were mainly as a result of our net loss of $225.7 million during the nine months ended September 30, 2001 and the increase on our working capital deficit, offset by non-cash activities such as depreciation and amortization, unrealized foreign exchange losses and preferred stock accretion.

         We expect to continue to make capital expenditures during the fourth quarter of 2001 and thereafter relating to our existing and planned network development and operations. These expenditures may include the purchase and installation of fiber optic cable and electronic equipment, including switches, routers, servers and other data transmission equipment, to expand existing networks and develop new networks, including the connection of new buildings; and developing and implementing our integrated regional information technology platform. During 2001, we expect that capital expenditures will range from $230.0 million to $250.0 million. As of September 30, 2001 we have invested approximately $200.3 million, of which $84.4 million has been financed through vendor financing arrangements. During 2002, we expect our aggregate capital expenditures to be significantly less than capital expenditures in 2001.

         In addition, we expect to use capital resources to fund operating losses and working capital needs. We also expect interest expense to increase in the near term as a result of increased debt amounts.

         In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of September 30, 2001, $18.8 million had been prepaid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

         At September 30, 2001, AT&T Argentina had commitments for capital expenditures relating to network construction and equipment of approximately $24.0 million under multi-year contracts.

CAPITAL RESOURCES

         As of September 30, 2001 we had cash and cash equivalents of $19.3 million. As of September 30, 2001 our $100.0 million and $200.0 million credit facilities from AT&T Corp. were fully drawn. Advances from these credit facilities were used for capital expenditures, operations and working capital. Interest on the $100.0 million facility is payable quarterly at a rate of LIBOR plus 3.75%. AT&T Corp. has permitted us to defer certain interest payments on the $100.0 million credit facility until the end of this year. We intend to defer interest payments on the $100.0 million credit facility through December 31, 2001. For the $200.0 million subordinated credit facility interest is payable at a rate of LIBOR plus 6.0%. We are entitled to defer interest payments on the $200.0 million subordinated credit facility until December 31, 2003. We intend to defer interest payments on the $200.0 million credit facility through December 31, 2003. We have deferred payment of accrued interest of approximately $16.4 million under the $100.0 million and $200.0 million facilities, which have been included as other liabilities in the accompanying balance sheet as of September 30, 2001. Deferred payment of accrued interest on these two facilities is subject to interest accrual at the same interest rate as the principal under the facilities.

         AT&T Corp. has recently provided us additional financing in an aggregate principal amount of up to $98.0 million under demand notes. As of September 30, 2001, $83.5 million was outstanding under these notes, which bear interest at a fixed rate of 15.0%. Principal and all accrued interest are payable within 30 days after demand. Accrued interest under these demand notes amounted to $0.9 million as of September 30, 2001. We intend to extend principal and interest payments on these demand notes to the extent permitted by AT&T Corp. The availability under these demand notes of $98.0 million was fully drawn as of November 14, 2001.

Local Bank Facilities

         AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate of $40.6 million maturing through February 2004. At September 30, 2001, there was an aggregate of $38.1 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 6.3% to 12.9% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.8%.

         AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate of $17.3 million maturing through May 2006. At September 30, 2001, there was an aggregate of $13.2 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rates ranging from 13.8% to 17.0% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 3.0% to 7.0%. The average rate for the six months Colombian peso interest rate or DTF was 12.5% during the first nine months of 2001.

         AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate of $17.9 million. At September 30, 2001, there was an aggregate of $10.8 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rates ranging from 6.0% to 12.5% per annum.

         AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings of an aggregate of $2.3 million. At September 30, 2001, there was an aggregate of $1.1 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 27.0%.

Equipment Vendor Financing

         We expect to close and begin using an equipment vendor financing facility of approximately $300.0 million with our strategic equipment vendors before year-end or during the first quarter of 2002. The closing of the facility will be subject to customary conditions, including completion of the vendors' due diligence on our operations and business plans, effectiveness of our licenses and permits, regulatory approvals and the absence of material adverse changes. The facility will be secured by a first priority security interest in favor of the lenders over most of our material assets, including the shares of capital stock we own in our operating subsidiaries.

Liquidity Assessment

         We expect to have significant additional capital requirements in the next several years, which we plan to use to develop further and expand our communications networks and services and to fund working capital needs, operating losses and debt service obligations. We expect that debt service obligations will increase in the future in connection with these capital requirements. We expect that our external funding needs to implement our growth strategy will continue for the next several years; however, to the extent we effectively implement our growth strategy the capital requirements will be reduced significantly after 2002.

         Our cash needs will be affected by several factors, including, but not limited to:

         -        the amount of cash expected to be used in our operations;

         -        our ability to increase revenue;

         - the level of competitive pressure on the pricing of our services;

         - our ability to manage and contain costs associated with the expected growth;

         - whether we change our plans for building and expanding our networks; and

         - whether we use cash, issue common stock or increase our debt to complete acquisitions and ventures.

         We expect to fund our capital requirements and working capital needs for at least the next twelve months with anticipated proceeds from our planned equipment vendor financing, availability under our local bank facilities, other financing initiatives we are exploring and additional financial support from AT&T Corp., as necessary. We cannot assure that we will be able to consummate these proposed plans or otherwise obtain the anticipated cash needed to fund our business plan, or obtain such funding on a timely basis, on acceptable terms and conditions, or at all. Our inability to consummate the planned equipment vendor financing, obtain funds from local bank facilities or obtain additional financing from AT&T Corp., or otherwise to obtain the anticipated cash needed to fund our business plan, would materially affect our ability to carry out our growth strategy and would materially, adversely affect our financial condition and results of operations.

         As of September 30, 2001 we had available approximately $48.7 million, through our cash and cash equivalents balances, available funds under the AT&T Corp. demand notes and availability under our local bank lines of credit.

Seasonality

         To date we have not experienced significant seasonality in our services offerings.

Impact of Inflation

         Inflation in the countries in which we operate may affect our business through increased labor costs and increases in the cost of third-party communications capacity and other third-party services. To date we have not experienced significant increases in these costs due to inflation. In addition to the effect of inflation, competition for qualified personnel could increase labor costs for us in the future. Our international operations may, at times in the future, expose our business to high inflation in certain foreign countries. We generate all of our revenue from international operations that are susceptible to currency fluctuations. The likelihood and extent of future currency depreciation in Latin America, future deteriorating economic conditions in Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined.

         Our customer contracts as well as certain direct costs in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil. During the nine months ended September 30, 2001, our Brazilian operations were affected by a currency depreciation of approximately 36.6%.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our operations are exposed to market risks principally from fluctuations in foreign currency exchange rates. We seek to minimize these risks through our regular operating and financing activities and when considered appropriate, through the use of derivative financial instruments. Our risk management policy is a transaction oriented policy and it is to not use financial instruments for trading or other speculative purposes.

         Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America, were we conduct business with more than one currency. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges which are expected to exist within our operations. Management continues to monitor foreign currency risk to determine if any actions, such as the issuance of additional foreign currency denominated debt or other financial instruments, would be warranted to reduce such risk. During the nine months ended September 30, 2001, Brazil's currency deteriorated in value against the U.S. dollar by approximately 36.6%, resulting in lower revenues and lower expenses in our Brazilian operations when translated into our reporting U.S dollar currency.

         At September 30, 2001, we had foreign currency forward contracts that hedge certain activities with notional amounts of $325.6 million, maturing in various dates through May 2003. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge the estimated fair value of these contracts would have resulted in additional unrealized gains of $11.6 million or unrealized losses of $24.1 million, respectively, for the three and nine months ended September 30, 2001. Because these contracts are entered into for hedging purposes, we believe that these additional unrealized gains or losses would have been largely offset by losses or gains on the foreign underlying commitments resulting in no net dollar impact to us.

         Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to translation risk.


                                LEGAL PROCEEDINGS

         In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2001. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact would not material to our annual consolidated financial position or results of operations.


                        EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         None.


         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida on November 14, 2001.

                                         AT&T Latin America Corp.



                                         By: /s/ NELSON A. MURPHY
                                            -----------------------------------
                                         Name: Nelson A. Murphy
                                         Title: Chief Financial Officer
                                         (Principal Financial Officer)


                                         By: /s/ LOURDES Z. MENESES
                                            -----------------------------------
                                         Name: Lourdes Z. Meneses
                                         Title: Corporate Controller
                                         (Principal Accounting Officer)