Form 10-K405
period 2001-12-31
AT&T LATIN AMERICA CORP
filed 2002-04-01
CIK 1113527

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number: 0-31010

                            AT&T LATIN AMERICA CORP.
             (Exact name of Registrant as Specified in Its Charter)

             DELAWARE                                22-3687745
   (State or Other Jurisdiction                   (I.R.S. Employer
        of Incorporation)                       (Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 20, 2002, 45,454,017 shares of the registrant's Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant's Class B common stock, par value $0.0001 per share, were outstanding. As of March 20, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the $2.17 closing price for the registrant's Class A common stock on the Nasdaq National Market on March 20, 2002 was approximately $73,428,041. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2001 are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.


================================================================================

                                TABLE OF CONTENTS

PART I.

ITEM 1.  BUSINESS............................................................................................     3
ITEM 2.  PROPERTIES..........................................................................................    26
ITEM 3.  LEGAL PROCEEDINGS...................................................................................    26
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................    26

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS........................................................................................     27
ITEM 6.  SELECTED FINANCIAL DATA............................................................................     28
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION........................................     33
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................................     47
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................     48
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING........................................     75

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF AT&T LATIN AMERICA............................................     75
ITEM 11.  EXECUTIVE COMPENSATION............................................................................     75
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...................................................     75
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................     75

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................     75

          SIGNATURES........................................................................................     76

                           FORWARD-LOOKING STATEMENTS

        Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this 2001 Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs as well as a number of assumptions concerning future events made by, and information currently available to, management. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "future," "intend," and words and terms of similar substance in connection with any discussion of future operating or financial performance.

        Forward-looking statements include, without limitation, those relating to our future business prospects, revenue, EBITDA, capital expenditures, liquidity and cash needs and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors that could cause such a material difference including, without limitation:

         o expectations and estimates of completion dates, construction costs, subsequent maintenance expenses and network expansion;
         o expectations and estimates as to the amount of cash requirements to implement our growth strategy and as to our ability to obtain financing;
         o expectations concerning growth and demand for communications services;
         o expectations about the sources of revenues and the percentage breakdown of sources of revenues;
         o our ability to implement successfully our growth strategy and to sell capacity on our networks;
         o future financial performance, including growth in revenue and cash from operations;
         o        inaccurate forecasts of customer or market demand;
         o        the rate of expansion of our networks and customer base;
         o changes in communications technology and/or the pricing of competitive products and services;
         o        highly competitive market conditions;
         o        access to financing on aacceptable terms and conditions;
         o        loss of one or more important customers;
         o acquisitions by us and our ability to integrate successfully any acquired businesses or technologies into our operations;
         o changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;
         o our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks;
         o        volatility of our stock price;
         o changes in economic and political conditions in the countries in which we operate;
         o effects on demand of armed conflicts, political instability, terrorism;
         o        changes in tax laws and regulations;
         o        changes in financial and equity markets;
         o        our ability to implement our brand strategy;
         o        changes in foreign currency rates and interest rates, and
         o        impact of pending or threatened litigation.

        We caution the reader not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I.

                                     ITEM 1.
                                    BUSINESS

        We were organized as a Delaware corporation in October of 1999 by AT&T Corp. We acquired our Brazilian subsidiary, AT&T do Brasil (formerly known as Netstream), in December 1999 from our controlling shareholder, AT&T Corp. We completed the acquisition of our Argentine subsidiary, AT&T Argentina (formerly known as Keytech LD, S.A.), in June 2000. In August 2000 we completed our merger with FirstCom Corporation, which was a U.S. publicly traded communications company with operations in Chile, Colombia and Peru. AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.6% of the voting power and 68.4% of the economic interests of our common stock as of March 20, 2002.

        2001 was our first full year of operations after the integration of the former Netstream, Keytech and FirstCom operations. By the end of 2001, our metropolitan network covered a total of 17 key cities. We continued to expand our customer base, reaching an aggregate of 4,871 data-Internet customers and more than 175,000 long distance customers as of December 31, 2001.

        We provide business communications services to under the AT&T brand name major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include data, Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, manufacturing companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services ATM/IP, or asynchronous transfer mode/Internet protocol, mostly through our own technologically advanced high speed, high capacity networks, which interconnect with other third party networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and last-mile connectivity services. We also serve in selected cases the mass market through distribution channels, offering long distance, calling and prepaid cards and dial-up Internet services. The mass market remains attractive because it provides additional revenue as well as utilization of otherwise idle network capacity.

        We seek to standardize our services, business processes and systems across the countries in which we operate. This approach permits us to offer a common customer experience, regardless of the location of our customers' communications requirements. In addition, we seek to provide products and services that are compatible with analogous products and services offered in the U.S. and globally by AT&T Corp. For example, we built and operate our communications network to maximize compatability with AT&T Corp.'s network. Our brand positioning is also common throughout Latin America and aligned with brand management of AT&T Corp.

        On March 27, 2002, our senior secured vendor financing with our strategic vendors Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks became effective. The financing provides for up to $298.0 million in senior secured financing maturing in June 2008. In February 2002, we also signed an agreement with AT&T Corp. for the comprehensive restructuring of all of our existing short and long term financing with AT&T Corp. and its subsidiary, Global Card Holdings. The restructuring provides for additional borrowings of $150.0 million, which includes the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing. See pages 12-13 under "Recent Events" and Note 15 to the consolidated financial statements on page 73 for more information about these financings.

        GROWTH STRATEGY. Our objective is to be a leading facilities-based provider of integrated communications services to businesses in key Latin American markets in the countries where we operate. To achieve this objective, we intend to continue to:

         o focus on business customers in major Latin American metropolitan areas;

         o offer a broad portfolio of advanced business communications services;

         o        capitalize on our relationship with AT&T Corp., including:

                  --       use of the recognized AT&T brand;
                  --       global connectivity;
                  --       service integration and technology transfer; and
                  --       account planning and relationships with global
                           customers;

         o provide consistent and superior service levels by being a customer-oriented organization;

         o        focus on increasing revenues over our installed network base;
                  and

         o pursue growth through selective additional network construction and leased facilities, as well as selective strategic acquisitions and alliances.

        The following selected operating statistics provide an overview of our operations as of December 31, 2001 (as well as a comparison to 2000 totals):

                                                                                               AT&T          AT&T
                                                                                              LATIN         LATIN
                                                                                             AMERICA       AMERICA       ANNUAL
                                                                                              TOTALS        TOTALS          %
                                ARGENTINA     BRAZIL      CHILE      COLOMBIA      PERU        2001          2000        CHANGE
                                ---------     ------      ------     --------     ------    ----------    ---------      -------
Network route kilometers
     Metropolitan ..........         185         860         769       1,736       1,774        5,324         3,960        34.4%
     Domestic (Long-haul) ..         916          --          --       1,225          --        2,141         1,225        74.8%
                                  ------      ------      ------      ------      ------      -------       -------       -----
          Total ............       1,101         860         769       2,961       1,774        7,465         5,185        44.0%
Total fiber kilometers .....      45,431      61,250      18,124      56,850      38,286      219,941       129,612        69.7%
Number of buildings
  connected ................         365       1,003         874       1,996       2,185        6,423         3,975        61.6%
Ports in service ...........         256      11,037       2,212       3,677       1,954       19,136        12,767        49.9%
Permanent virtual
  circuits active ..........         244       6,938       1,882       3,602       1,905       14,571         8,200        77.7%
Number of dedicated data and
  Internet customers .......         321       1,118       1,570         803       1,059        4,871         3,392        43.6%
Number of employees ........         261         510         322         222         385        1,700*        1,815*       (6.3%)

---------------

(*) Excludes 58 employees at corporate headquarters in 2001 and 56 employees at corporate headquarters in 2000.

SERVICES

        Our customers demand high quality, reliable and cost effective communications services with simplified interfaces. We believe that larger and more sophisticated customers also expect us to anticipate their communications requirements and provide customized solutions. By offering an integrated package of advanced as well as basic services, we believe we can access a larger market, enhance customer retention, achieve higher margins and reduce the cost of acquiring new customers.

        Our integrated portfolio of services in the countries in which we operate falls into two principal categories, data-Internet and voice services.

        DATA-INTERNET SERVICES. Our data-Internet services have local, national and international reach, high availability and high security featuring our common ATM/IP, or asynchronous transfer mode/Internet protocol, multi-service network platform and are accessible via single connections (one port per location) to our broadband network:

         o Data Services. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers' needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

         o Internet Services. Our Internet services consist of dial-up and high-speed dedicated access services offered primarily to businesses, as well as to Internet service providers and content providers. Our integrated package to Internet service providers and portals allows these customers to purchase and/or lease their entire access infrastructure from us.

         o Managed Services. Our managed service offers include managed data, Internet and web hosting services.

        VOICE SERVICES. Voice services are an important component of our service portfolio. Our portfolio of voice services includes local telephony and long distance services, pre-paid and calling card services and 800 and operator assistance services, depending on our competitive situation and regulatory restrictions in each country. We package these services differently depending on the customer we are targeting. We offer to business customers all available voice services through a combination of different offers. To the consumer mass-market, we offer a more selective set of services which require little or no customization and minimum employee resources, which enables us to use available network capacity, particularly during non-business hours. Voice services are also an important point of entry for other services to some customers, particularly with small and medium sized enterprises.

GO-TO-MARKET STRATEGY

        We target our services mainly to three types of business customers, as well as to carriers and Internet service providers:

        Multinational Corporations. We refer to global customers with significant operations inside and outside of the region as multinational corporations, or MNCs. These customers demand sophisticated integrated communications services, global connectivity and a single point of contact for all of their communication needs. We believe we have a competitive advantage to serve these customers because of our efforts with AT&T Corp. to coordinate sales efforts to target MNCs through joint account planning and on-going activities to integrate end-to-end global service offerings.

        Large Regional Accounts. Large regional accounts are typically the top 250-500 regionally-based customers by country, based on revenue or telecommunications expenditures. These customers have domestic and/or regional operations with increasingly sophisticated communications needs. We believe that these customers, which often have complex and sophisticated networks, increasingly expect us to provide expertise on how to use communications technology to improve their business and subsequently to manage effectively their internal communication needs and those with their suppliers, customers and distributors.

        Small and Medium-sized Enterprises (SMEs). SMEs are small and medium-sized businesses who are particularly interested in a competitive suite of services. We primarily target those SMEs located in our wired buildings. We market bundled solutions to SMEs that include local telephony, long distance, Internet and data services. Our SME customer base also allows us to benefit with our large regional accounts as the SMEs become important targets to access electronic supply chain networks developed by our large customers to establish efficient links with their supplier and distributors. In addition, these customers provide an important source of revenue and help us to maximize our return on investment.

        Carriers/Internet Service Providers. We also have supply relationships, often mutual, with other carriers for bandwidth services and wholesale voice minutes, and we provide services to meet the access infrastructure needs for Internet service providers, or ISPs. We believe our relationships with other carriers are strategically important in order to help reduce our costs to connect customers not located on our network and to increase the use of our infrastructure by reselling capacity to them.

SALES

        We seek to build collaborative, long-term relationships with our customers by offering them a broad portfolio of communications services and business solutions, by continuously monitoring and identifying their changing communications needs and by building one or more of our services into a partnership with the customer in which we seek to become the single source provider of all of the customer's requirements. We believe that, in addition to providing our customers with superior value, our go-to market approach allows us to integrate our services into bundled solutions, which improves gross margins by encouraging customers to use a greater number of, and more advanced, services. Prices charged to customers vary in accordance with the customers' requirements based on network availability and service level guarantees the number of locations, types of services, transmission rates and length of service agreements.

        Our product offers are designed to offer the best value to our different targeted customers and our direct sales force is also deployed in a manner designed to best meet the needs of our customers. During 2001 we have expanded our market coverage while reducing our sales expense, through the successful launch of an indirect sales channel program comprised of partnerships with selected and certified agents and distributors whose product suites are complemented by our portfolio of services.

        We recently launched a joint sales initiative with AT&T Corp. This initiative allows AT&T's sales force to sell and collect sales compensation for selling our international data services, allowing them to interconnect their U.S. corporate customers with their offices located in Latin America. In addition, we have put in place a process for joint account planning that will allow our sales force to work with and coordinate sales plans for AT&T Corp.'s global customers in our region.

        Our sales philosophy is focused on selling value, and we seek to drive sales performance and maximize sales productivity. We have developed and deployed sales measurement tools that allow us to constantly monitor and manage sales productivity in an effort to better understand and measure sales performance. We have developed a performance-driven sales compensation plan based on, among other things, sales quota attainment, sales of strategic high margin products, long term sales contracts and customer retention. In addition, in order to capitalize on our existing investments in wired buildings, we structured the plan to reward selling additional services to existing customers as well as new customers in existing buildings connected to our network. We also emphasize training of our sales force in an effort to promote both targeted selling and positioning our sales forces as advisors to our customers.

        Our sales force is supported and complemented by experienced engineering personnel who organize the efficient delivery of communications solutions to each customer. The technical staff's role includes the proper coordination of vendor service components, customer site preparation, installation, testing, delivery and maintenance of the communications solution for the customer.

CUSTOMER CARE

        We believe a high quality, efficient customer care organization is a competitive advantage and critical to our long-term success. Our customer care organization is focused on three key areas:

         o order and contract management, to ensure we secure quality order information to reduce sale to bill time frames;
         o continuous improvement of all processes and procedures experienced by customers; and
         o customer satisfaction, to ensure a consistent customer experience across all services, segments and countries.

        Customer care is available on a 24 hour/365 day basis and our staff has trilingual capacity, providing assistance in Portuguese and English in Brazil and in Spanish in the other countries in which we operate. Customers can contact us directly through our customer care organization or through our corporate web site. We closely monitor our customers' perception of our services in order to understand their preferences and to enhance their overall satisfaction with us. We work with a third party firm to provide on a monthly basis an analysis of how we resolve customer inquiries and how our services are perceived by customers as well as reasons for any customer cancellations.

        During 2001 we launched an integrated regional customer support center in Buenos Aires, Argentina, to manage the needs of multinational and pan-regional customers. The center, which has trilingual customer care professionals on staff, is designed to provide a centralized single point of contact to manage all MNC customer related matters. This center helps reduce network fault diagnosis and resolution time while increasing the effectiveness of first-time corrective measures.

NETWORKS

        We seek to deploy our network facilities to reach and cover corporate office buildings, office parks, industrial sites and other high concentrations of businesses and potential business customers. In doing so, we seek to increase our competitive advantage and maximize our return on investment. We believe our focus on the deployment of metropolitan network and "last-mile" infrastructure, combined with our strategy for low-cost purchase of third party capacity, will enhance our long-term financial performance by increasing the capacity of, and traffic flow over, our networks.

        During 2001 we expanded our metropolitan network coverage to additional cities in Latin America. At the end of 2001, our network extended to 17 key cities in Latin America with metropolitan networks: Buenos Aires and Rosario, Argentina; Sao Paulo, Rio de Janeiro, Belo Horizonte, Brasilia, Campinas, Porto Alegre and Curitiba, Brazil; Santiago, Vina/Valparaiso, Concepcion, Temuco, Chile; Bogota, Cali and Medellin, Colombia; and Lima/Callao, Peru. At the end of 2001, we also had points of presence, or POPs, for data and voice services in 30 additional cities and for voice only in 13 additional cities. POPs are nodes that are extensions of our network that permit access to customers in cities where we do not have metropolitan networks. We primarily used local multipoint distribution system, or LMDS, technology for our expansion into Medellin and also use LMDS for additional coverage in Buenos Aries. LMDS is a wireless broadband technology we use in some cases for efficient network deployment in less dense areas that also allows faster and more flexible deployment. We have also expanded our footprint into additional locations in the countries in which we operate through long-term agreements with third party network providers.

        We continue to expand selectively our network infrastructure to cover the most significant commercial financial and industrial areas of our key cities. However, we have completed a substantial portion of our network expansion relating to our core network infrastructure and believe we now have the network scale to focus on revenue generation and on maximizing the efficiency of our network and operations, rather than on expansion to additional cities. We may expand into other cities based on our judgment of the revenue and customer opportunity and on our ability to raise any additional required capital resources on acceptable terms.

        Our networks primarily use the asynchronous transfer mode, or ATM, transport technology, which enables us to accommodate many different types of information traffic systems and permits transmission of a mix of voice, data and video. Our networks also utilize the Internet Protocol, or IP, standard to route the traffic over the ATM transport technology. IP is an inter-networking standard that enables communication across the multiple networks, public and private, regardless of the hardware or software used.

        Our broadband communications networks include the following components:

         o network operations centers, which we are consolidating into regional centers, operating on a 24-hour/7-day basis, where we monitor and supervise the network and service performance;

         o primary, or backbone, rings with 48, 72 or 144-strand fiber optic cable and concentration nodes (ATM switches) connected to a central node;

         o numerous secondary rings of 36, 48 or 72-strand fiber optic cable and building premise equipment (BPE) connected to a concentration node;

         o access cables of 2 to 24-strand fiber optic cable (or in some cases, a wireless local loop connection) connecting business premise equipment with the secondary ring; and

         o for each customer in a building, a fiber optic, coaxial or copper cable connecting the customer premise equipment with the building premise equipment.

        Because our network is based on fiber optic technology and uses ATM/IP switching and transmission technology, we are able to offer the following benefits to our customers:

         o an integrated package of voice, data and video transmission services, from a single provider;

         o high speed data transmission and the ability to modify bandwidth easily and activate private virtual circuits with low incremental capital investments;

         o an ability to accommodate flexibly the traffic demand of small, medium and large networks, such as dial-up networks used by Internet service providers and other complex networks used by financial institutions, multinational corporations, universities and government entities;

         o a high degree of transmission quality, with negligible error rate and lost traffic; and

         o high availability of the customer's external networks and externally transmitted data through features that allow the networks to re-route automatically any transmission over the network that is held up by congestion, faulty equipment or line damage.

        Our network also includes voice switching centers to handle voice traffic and value-added voice platforms to enable the delivery of pre-paid and toll-free services.

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

        We interconnect the cities where our networks are located primarily by purchasing or leasing capacity. We recently signed an agreement for domestic long-haul capacity in Brazil, which we expect will significantly decrease our leased-line expense. We use satellite technology to interconnect Lima to other cities in Peru. We also use some VSAT, or very small aperture terminal, satellite connectivity in Colombia in order to serve remote connections for specific large customer needs. We have also added regional capacity connecting Argentina, Brazil, Chile and Peru.

        We are a party to a capacity purchase agreement with Global Crossing Bandwidth, Inc. which provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to points of presence in the United States, effective for fifteen years. Global Crossing, an affiliate of Global Crossing Bandwidth, Inc., filed for protection under Chapter 11 of the U.S. bankruptcy laws protection in January 2002 but continues operations.

        We have international capacity alternatives through satellite capacity and with submarine cable consortiums and continue to identify additional opportunities for capacity as appropriate and to accommodate additional demand. Our international facilities connect to AT&T Corp.'s Internet, data and voice network, providing us global connectivity.

        In 2001 we have improved our fault management capabilities by installing an automated/proactive software monitoring of over 10,000 network elements. This software has reduced time to identify faults and to repair faults, reduced staff requirements, increased service quality, and provided us the ability to support new end-to-end contracts. We also improved our network inventory and capacity management capabilities by installing in every country a single centralized repository of all inside and outside plant assets. The benefits are reduced inventory errors, reduced stranded assets, reduced provisioning errors/intervals/costs, reduced staff costs, more focused sales efforts, more timely market-oriented network expansion and more effective network design.

OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

        For financial information about our segments and geographic areas, see
Note 11 to our consolidated financial statements, which is included on page 69 of this Annual Report on Form 10-K.

CUSTOMERS

        ARGENTINA. Our operations in Argentina, which began as a start-up communications company we acquired in June 2000, experienced a rapid increase in customer base during 2001. As of December 31, 2001, AT&T Argentina served 321 data-Internet customers and approximately 97,000 long distance customers. Some of our key strategic alliances in Argentina include, Prima S.A. (Grupo Clarin's online business), Exiros (Grupo Techint's online transactional platform) and ISP Red Alternativa. Our customer base in Argentina today includes, among others:

         o Numerous banking institutions, such as Citibank, Deutsche Bank, Barclays Bank, Banco Central de la Republica Argentina, Safra-National Bank of NY., B.N.L, Banco Rio-Grupo Santander and Credit Suisse First Boston;

         o Technology companies such as Compaq, Dell Computer, Lucent Technologies, Gartner Group, EDS, and 3M;

         o        Automotive companies, such as BMW de Argentina and General
                  Motors;

         o Pharmaceutical companies, such as Pfizer, Productos Roche, Laboratorios Phoenix and Laboratorios Parke-Davis;

         o Financial information services companies, such as Associated Press and Reuters; and

         o Other global and multinational companies, including Johnson & Johnson, American Express, Assist Card, BASF, Coca-Cola, General Electric, Hilton Hotel, Exxon Mobile, and Procter & Gamble;

        BRAZIL. As of December 31, 2001, our Brazilian operations had 1,118 data-Internet customers. AT&T Brazil's key alliances include strategic partnerships with major Brazilian communications companies, including Canbras Group of companies, CTBC Telecom (Companhia de Telecomunicacoes de Brasil Central) and Infovias. Our customers in Brazil today include, among others:

         o Information and consulting businesses, such as Agencia Estado, AOL, Bloomberg, Reuters and Ernst & Young;

         o Most banks, clearing houses and stock/commodity exchanges in Brazil, including Banco Santander, Bank of America, BankBoston, Banco Itau, Bradesco, Deutsche Bank, Citibank, Bovespa (the stock exchange), Caixa Economica Federal, Banco do Brasil and Banco Central do Brasil (AT&T Latin America in Brazil links a total of 170 financial and related institutions through the Brazilian Payment System project for the Brazilian Federation of Banking Associations and the Brazilian Central
                  Bank);

         o Global and multinational companies such as Kimberly-Clark, GE, J.P. Morgan, Siemens, Aon Risk, Carrefour, Pepsico; Olivetti, Nokia, Volkswagen do Brasil, Delphi, and Fiat;

         o Several large national companies, such as iG, Jornal Estado de minas, Belgo Mineira, Serpro, Minas Brasil Seguradora, Clube de Diretores Lojistas de Belo Horizonte; and

         o High-tech companies, such as Dell Computer, HP, Compaq, IBM, Intel and Olivetti;

        CHILE. As of December 31, 2001, our Chilean operations had 1,570 data-Internet customers. We also provide domestic and international long distance services to approximately 14,000 active customers, including approximately 1,280 active business customers and more than 12,800 active residential customers. In addition, we provide carrier code services to an average of approximately 85,000 users.

        Our customers in Chile today include, among others:

         o Global and multinational companies, including Pfizer, Xerox, Masisa, Compania Manufacturera de Papeles y Cartones and Boticas FASA;

         o Banking institutions, including Banco de Credito e Inversiones; and Banco Santander Chile;

         o Several universities, such as Pontificia Universidad Catolica de Chile, Universidad de Santiago, Universidad Catolica de Valparaiso and Universidad del Desarrollo;

         o Information and media groups, such as El Mercurio, La Nacion, Canal 13 TV, Chilevision, and Metropolis Intercom;

         o        International logistics services providers, such as P&O
                  Nedlloyd;

         o        Communications carriers, including Manquehue; and

         o Government entities, such as the Ministerio del Interior (State Department) and Servicio de Impuestos Internos (Internal Revenue Service).

        COLOMBIA. As of December 31, 2001, our Colombian operations had 803 data-Internet customers. Our customers in Colombia today include, among others:

         o Several banking institutions, such as Grupo Aval (Banco de Bogota, Banco Popular, AV Villas, Banco de Occidente and others), and Banco Granahorrar;

         o        Insurance companies like Mapfre Seguros;

         o Financial content providers, including Bloomberg, Bridge, Deceval, Banco de la Republica, Visa and Redeban;

         o Communications carriers such as Telecom Colombia, Telefonica Data, Global One, Impsat, and BellSouth;

         o Ikioskos, a Miami-based company that offers free Internet access in shopping malls, bank offices, airports, and large retail centers throughout Latin America and the United States;

         o Local retail companies such as Alkosto, Colombiana de Comercio and Panamericana; and

         o Several five-star hotels, including Hotel Tequendama Inter-Continental Bogota, Hoteles Estelar, Casa Medina Bogota, Hotel Charleston and Hoteles Rosales Plaza.

        PERU. As of December 31, 2001, our Peruvian operations had 1,059 data-Internet customers and more than 64,500 long distance customers.

        Our customers in Peru today include, among others:

         o Numerous banking and financial institutions, including Interbank, Asbanc, Banco Sudamericano and the Lima Stock Exchange;

         o Nearly three quarters of Lima's five-star hotels, including the JW Marriott and Stellaris Casino, Hotel Melia Lima, Doubletree El Pardo Hotel, Swissotel and Country Club Lima Hotel;

         o Global and multinational corporations, such as W.R. Grace, Productos Roche, Compaq, Kodak and Telecom Italia;

         o Large national accounts such as the Instituto Nacional Penitenciario (INPE), SUNAT and Q-Net; and

         o Retailers, supermarket and drugstore chains such as Saga Falabella, S.A., Ripley, Santa Isabel, S.A. and Boticas FASA.

        REGIONAL ACCOUNTS. During 2001, AT&T Latin America acquired a number of significant pan-regional contracts for global and/or multinational customers, such as Pfizer, covering Argentina, Brazil, Peru and Chile; Credit Suisse First Boston for Brazil and Argentina and Compaq for Argentina, Chile and Peru.

        As of December 31, 2001, we do not have any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, materially impact our operations.

COMPETITION

        The communications industry in the countries in which we operate remains highly competitive due to privatizations and market liberalization processes, among other factors. In addition, as a result of tight capital markets, general economic conditions and corresponding pressures on new entrants, we have seen additional competitive pressures for basic communications services. We believe these tight markets and difficult economic conditions may lead to a number of distressed competitors being acquired or ceasing operations. In general, competition in communications services is based on:

         o        price and pricing plans;

         o        the types of services offered;

         o        customer service;

         o        brand position;

         o        network coverage and access to customer premises;

         o        communications quality, reliability and availability; and

         o the ability to provide high quality data communication services and technical support.

        We experienced significant downward pressure on prices, particularly in the first half of 2001. We anticipate that the somewhat more moderate price stabilization trends we witnessed in the latter portion of 2001 will continue in 2002. In addition, we expect continued, but more moderate, pricing pressure over the long-term as some consolidation occurs and the markets in which we operate mature. We expect that we will continue to generate revenue growth because we believe the growth in bandwidth and service usage by our target corporate customer segment will exceed the effect of the decline in prices over the next several years in part because we expect additional companies will adopt more advanced communication services to remain competitive in their respective markets.

        ARGENTINA. We believe that our principal competitors in Argentina are the data transmission companies Telecom Internet S.A., which is controlled by Telecom Argentina S.A. and is being merged into Telecom Argentina, and Telefonica Data, (formerly known as Advance Telecomunicaciones S.A.) controlled by Telefonica de Argentina S.A. Telecom Argentina and Telefonica de Argentina are the incumbents in northern and southern Argentina, respectively, although both are permitted to offer services nationally. Telecom Internet and Telefonica Data use the infrastructure of their incumbent owners to deliver services to their customers. We expect competition also to continue from other carriers such as Diveo, Impsat S.A. and MetroRed. It is too early to predict what the effect on the competitive landscape in communications will be as a result of the recent economic and political difficulties experienced in Argentina.

        BRAZIL. The strongest operators in Brazil's telecommunications market are the incumbent carriers, which are companies remaining after the break up and privatization of Telebras, the former state-owned monopoly. These incumbents include Embratel, the former long-distance arm of Telebras and three regional carriers, Telefonica do Brasil (formerly Telesp), Brasil Telecom (formerly Tele Centro Sul) and Telemar (formerly Tele Norte Leste), each serving a different geographic area. Embratel, which has operated historically as Brazil's long distance carrier, is controlled by a consortium led by Worldcom. Brasil Telecom is controlled by a consortium led by Opportunity Group and Telecom Italia. Embratel is the leader in Brazil in corporate communications and data solutions. In addition, two "mirror companies" created by the auction of mirror licenses following the Telebras privatization provide local services over public switched networks in the same geographic areas served by the incumbent carriers. These are Vesper (which includes Vesper and Vesper Sao Paulo, mirrors to Telemar and Telefonica, respectively) and Global Village Telecom (mirror to Brasil Telecom). Intelig, a mirror company to Embratel, provides domestic and international long distance in Brazil. Emerging competitors in the Internet and data services markets include MetroRed, Impsat, Pegasus and Diveo. These emerging competitors, like AT&T do Brasil, hold specialized limited licenses or SLEs. The competitive landscape in Brazil for the corporate market is expected to change significantly in the next several years in part as a result of the removal of territorial and service restrictions on incumbents provided they meet defined service obligations by the end of 2003.

        CHILE. Chile opened its fixed local and long distance markets to competition in 1994 and its communications market continues to be very competitive. There are more than nine fixed local service providers (although not all of them offer services nationwide) and more than fifteen carriers or operators in the long distance segment. Currently, five providers offer both local and long distance services. Four of them also offer data services, namely, Telefonica Empresas, Entel, Teleductos S.A and Manquehue Net. We believe that in Chile our main competitors in the data transmissions market are Telefonica Empresas, Entel and Teleductos. In the fixed voice market, the strongest players are the former incumbents Telefonica CTC and Entel Chile.

        COLOMBIA. Colombia's communications market has historically been dominated by the incumbent long distance operator, TELECOM (Empresa Nacional de Telecomunicaciones). TELECOM owns approximately 3% of the equity interest of our subsidiary, AT&T Colombia. There are several companies that provide value-added services to corporate customers, although their services are mainly satellite-based (except for Bogota, Cali and Medellin where the companies have fiber optic networks) and/or based on metropolitan networks owned by third parties. In the metropolitan areas, specifically in Bogota, there are a limited number of high-speed communication service providers. Notwithstanding, Teledatos, a last-mile provider in Bogota, and Emtelco, a value-added services provider, appear to be growing in their respective market niches. We believe that our main competitors in data and Internet services are TELECOM and Impsat.

        PERU. Telefonica del Peru, a subsidiary of Telefonica de Espana, is the predominant operator in Peru's communications market. Telefonica del Peru was formed by the merger in 1994 of the former incumbents, Compania Peruana de Telefonos and ENTEL. BellSouth, another carrier which focuses primarily on cellular and public pay phone services in Lima and other Peruvian cities, also provides limited frame relay services over its own small fiber optic loop. Frame relay services are delivered using the frame relay transfer mode designed for transmission of data over digital networks in packets of varying length. Our subsidiary, AT&T Peru, is second to Telefonica del Peru in market share for voice and data transmission services excluding wireless communications. AT&T Peru's operations cover the eleven most important provinces in the country, positioning it as one of the main competitors of Telefonica del Peru in national carrier services, mainly in the corporate segment. In addition, AT&T Peru offers long distance pre-selection services, both in Lima and in the provinces.

EMPLOYEES

        As of December 31, 2001, we had a total of 1,758 employees.

        We ended 2001 with approximately 113 fewer employees than we had at the end of 2000 primarily as a result of headcount reductions that took place during the third and fourth quarters. We believe that our future success depends in large part on our continued ability to attract and retain highly skilled and qualified personnel. We believe that we offer prospective employees competitive compensation and benefits as well as the opportunity to work with advanced technology in a high-growth company. However, we cannot assure you that we will be able to attract and retain an adequate number of qualified employees to meet our hiring objectives. We also regularly use the services of contract technicians for the installation and maintenance of our network. We believe that our relations with our employees are good.

RECENT EVENTS

SENIOR SECURED VENDOR FINANCING

        In December 2001, the Company entered into senior secured credit facilities, governed by common terms, with each of Cisco, Lucent and Nortel, in an aggregate principal amount of $298.0 million. These facilities became effective on March 27, 2002.

        The facilities are divided into two portions - first, a tranche of up $199.0 million to be used to finance the purchase of equipment, and related software and services from the three vendors, and second, a tranche of up to $99.0 million to finance duties, taxes and interest on the facility during the availability period. Immediately after the effective date, approximately $143.3 million was outstanding under the facilities, of which $81.5 million was used to refinance short-term notes owed to these vendors plus accrued interest and for certain transaction expenses. The facilities are available through June 2004. After that time, principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008.

        Interest on loans under the facilities accrues at LIBOR plus 5.625% and is payable quarterly. The Company is also permitted to elect a prime rate basis. The Company has paid an up front facility fee and is obligated to pay commitment fees quarterly based on the unused portion of the facility.

        Under the terms of the facilities, a portion of the net proceeds of future equity and debt offerings by the Company must be directed to prepay outstanding amounts under the facilities.

        The facilities are guaranteed by the Company and its operating subsidiaries and are also collateralized by a pledge of the shares of the Company's operating subsidiaries and of substantially all of the material assets of the Company and its subsidiaries other than our rights to the AT&T brand and under certain other agreements with AT&T Corp.

        The facilities contain customary covenants restricting our ability to engage in certain activities, including limitations on debt, liens, investments (including acquisitions), restricted payments, transactions with affiliates, asset dispositions and changes in corporate existence. We are also required to meet certain financial tests over the term of the facilities, relating to minimum revenue, minimum EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the governing agreements), maximum capital expenditures, minimum liquid assets and available undrawn credit, ratios of debt to equity capital and to EBITDA and minimum on-network ports.

        The facilities provide for events of default in the event of non-payment, failure to comply with covenants, occurrence of a material adverse effect, inability, at any time on or after June 30, 2003, to make loan repayments from Argentina without the need to obtain further governmental approvals or declaration of a debt moratorium in any of the principal countries in which we operate, and other, customary events, except that in the case of Argentina, certain events occurring before the effective date will not constitute a moratorium.

RESTRUCTURING OF AT&T CORP. FINANCING

        In February and March 2002, we agreed with AT&T Corp. on a comprehensive restructuring of approximately $725.0 million in outstanding debt and preferred stock, plus capitalized interest and accrued interest and dividends.

        In the restructuring, we refinanced our outstanding $100.0 million credit facility, $200.0 million subordinated note facility and demand notes totaling $185.0 million as of December 31, 2001, and we amended the terms of our outstanding Mandatorily Redeemable 15% Series B Preferred Stock, all of which is held by AT&T Corp. or an affiliate of AT&T Corp. The restructuring provides for additional borrowings of $150.0 million, which includes the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with our senior secured vendor financing. The restructuring provides for an extension of the maturities of debt, and deferral of the redemption right of AT&T Corp. with respect to the preferred stock, to October 2008. We may be required to make earlier prepayments of debt or redemptions of preferred stock out of net proceeds of certain future equity and debt offerings by the Company. While our senior secured vendor financing remains outstanding, we will not be required to pay interest or preferred dividends in cash. AT&T Corp. also agreed with our strategic vendors to subordinate its debt and preferred stock to the $298 million initial committed amount under our equipment financing facilities.

        The AT&T facilities bear interest at a weighted average rate of approximately 15%. As part of the restructuring, we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock, representing approximately 4.1% of our total common stock outstanding as of December 31, 2001 and approximately 3.6% on a fully-diluted basis. Half of these warrants are exercisable at a price of $8.00 per share, and the other half are exercisable at a price of $0.01 per share.

        The credit facility with AT&T Corp. includes customary covenants that are based on certain of the covenant provisions contained in our senior secured vendor financing agreements.

REGIONAL VEHICLE AGREEMENT WITH AT&T CORP.

        We entered into a "regional vehicle agreement" with AT&T Corp. at the time of the FirstCom merger. This section describes the material terms of the regional vehicle agreement and related provisions of our certificate of incorporation. Some of the terms of the regional vehicle agreement relate to our relationship with Concert, AT&T Corp.'s global joint venture with British Telecom. In October 2001, AT&T Corp. announced that Concert would be dissolved. As a result, we are currently discussing with AT&T Corp. the Concert-related restrictions in the regional vehicle agreement.

PURPOSE.

        The parties defined the overall scope and nature of our operations in the regional vehicle agreement as well as in our certificate of incorporation.

SCOPE.

        The regional vehicle agreement and the certificate of incorporation define:

         o        where we may operate;

         o what communications services we may provide and, in some cases, to whom those services may be provided; and

         o the conditions under which AT&T Corp. and its affiliates may compete with us.

TERM.

        The regional vehicle agreement has an indefinite term and in general will terminate only by mutual agreement of AT&T Corp and us. However, AT&T Corp. may terminate the regional vehicle agreement at any time after the termination of our service mark license agreement with AT&T Corp., which license agreement governs our use of the AT&T service mark and logo in our business.

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

        PERMITTED SERVICES. We may provide the following services:

         o        long distance;

         o        1-800/toll-free;

         o        local voice delivered through fixed lines;

         o        Internet access;

         o        e-commerce or electronic commerce;

         o        fixed wireless for network connections;

         o        video conferencing;

         o web hosting, which involves providing or managing equipment to operate an Internet web site;

         o voice over Internet Protocol, which involves the transmission of voice over an inter-networking standard that enables communication across the Internet regardless of the hardware or software used;

         o AT&T calling card services, and AT&T Direct(R) services, which allow callers to access AT&T networks from points throughout the world;

         o dedicated line services, which involve the leasing of network lines expressly for connecting two or more users. These dedicated lines establish a permanent circuit dedicated solely to the use of the particular customer;

         o switched digital services, which allow users to establish end-to-end digital connections over shared facilities on an as-needed basis, similar in concept to making a telephone call; and

         o virtual network services, which involve a connection of customer networks to an operator's network to create an overall capability for voice and data services that acts functionally like a network owned or operated exclusively by that customer.

        We may also provide data services using the following protocols for transmitting data over a communications network:

         o packet X.25, an older protocol designed for transmitting data files in pieces or "packets" over analog communications networks that were originally designed for voice traffic;

         o frame relay, a newer protocol designed for transmission of data over digital networks in packets of varying length; and

         o ATM, or asynchronous transfer mode, an even newer protocol, designed for transmitting data in fixed-size packets or "cells" to enable networks to accommodate many different transmission systems and permit transmission of a mix of voice, data and video.

        PROHIBITED SERVICES. The regional vehicle agreement limits our ability to provide some services. We may not provide:

         o        mobile wireless/personal communications services;

         o cable telephone or cable services, which include telephone, data and video services, as well as Internet access, delivered through networks typically used to deliver cable television; or

         o cross-border transport services between two or more countries to international carriers and select services involving the arrangement, management and delivery of termination of international communications traffic.

        In addition, we may not provide solutions services, such as outsourcing professional services and systems integration. Outsourcing professional services include:

         o providing professional services relating to network architecture validation, implementation, operations and life cycle management, which include confirming that a network's design works efficiently, installing and testing network equipment and managing the need for change to the network;

         o business process consulting and migration planning and implementation, which include planning to ensure that a customer's network properly supports the customer's objectives and planning for and implementing changes to that network; and

         o ownership and acquisition of assets from and on behalf of customers related to providing outsourcing professional services.

        Systems integration involves:

         o advising clients how best to use information technology to achieve their ends and to reengineer business processes to make organizations work more effectively;

         o specifying, designing or building integrated business systems for or on behalf of clients;

         o managing the change to those systems for or on behalf of clients;

         o supporting, maintaining, enhancing, operating or further developing those systems for or on behalf of clients, providing program or project management and integration of customer-defined individual customer solutions; and

         o providing other related services required or requested by clients in connection with the services listed above.

        Systems integration services do not include the underlying capability to provide services.

        MANAGED NETWORK SERVICES. Although we may not provide solutions services, we may provide managed network services to companies other than multinational corporations reserved for the Concert global venture between AT&T Corp. and British Telecom. Managed network services include providing:

         o services to a customer that consist solely of providing and maintaining the elements of a customer's wide area communications network, which is a network connecting two or more customer sites, each of which may operate an internal local area network;

         o services to the extent relating to a customer's wide area communications network, directly related planning, design, installation, maintenance and ongoing support functions; and

         o equipment on the customers' premises at the interface between a wide area communications network and the remainder of the customer's networking environment insofar as that equipment facilitates:

                  -- the maintenance of the customer's wide area communication services;

                  -- the recording of performance data with respect to the customer's wide area communications services;

                  -- the provisioning of new wide area communications services to the customer or changes in the parameters of these services; or

                  -- the integration of multiple wide area communications services, excluding in the case of the first two items listed in this paragraph any such service or equipment that materially extends services beyond the interface described above further into the customer's non-wide area communications network.

        We do not believe that this restriction on our providing managed network services to multinational customers reserved for Concert will materially affect our ability to implement our growth strategy, especially in light of Concert's pending dissolution.

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

        The limitations on competition and the obligations of AT&T Corp. relating to the acquisitions of competitors discussed below do not apply to Concert or companies related to the AT&T Global Network Services companies, AT&T Corp.'s Liberty Media group, now spun-off, or AT&T Corp.'s acquisition of MediaOne, now AT&T Broadband, or to any person in which any of those companies has an equity interest.

        In addition, restrictions relating to competition with us do not apply to:

         o services using assets owned or controlled by the AT&T Global Network Services companies; or

         o services provided by AT&T Corp. or its subsidiaries in connection with providing managed network services or outsourcing professional services.

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

        COMPETITIVE SERVICES. Except as described above, AT&T Corp. and its existing subsidiaries may not offer customers a number of services in our region unless they are obtained from us. These services include:

         o        long distance;

         o        1-800/toll-free;

         o        local voice delivered through fixed lines;

         o        Internet access;

         o dedicated line services, which involve the leasing of network lines expressly for connecting two or more users. These dedicated lines establish a permanent circuit dedicated solely to the use of the particular customer;

         o switched digital services, which allow users to establish end-to-end digital connections over shared facilities on an as-needed basis, similar in concept to making a telephone call; and

         o virtual network services, which involve a connection of customer networks to an operator's network to create an overall capability for voice and data services that acts functionally like a network owned or operated exclusively by that customer.

        These services also include data services using the following protocols for transmitting data over a communications network:

         o packet X.25, an older protocol designed for transmitting data files in pieces or "packets" over analog communications networks that were originally designed for voice traffic;

         o frame relay, a newer protocol designed for transmission of data over digital in packets of varying length; and

         o ATM, or asynchronous transfer mode, an even newer protocol designed for transmission of data in fixed-size packets or "cells" that enable networks to accommodate many different transmission systems and permit transmission of a mix of voice, data and video.

        REGIONAL ACQUISITIONS. AT&T Corp. and its subsidiaries may acquire our competitors. However, except as described below, if that competitor earned more than half of its revenues in the previous fiscal year in our region of operations from the services described under the above heading "Competitive Services," AT&T Corp. or its relevant subsidiary would be required either to:

         o        cause that competitor to cease offering those services; or

         o offer to sell to us for cash at fair market value the portion of the competitor's business that primarily relates to those services in our region of operations.

        That offer must be made within either eighteen or thirty months of the acquisition of the competitor, depending on how much of the competitor's business is derived from our geographic region. No offer to purchase is required if it would:

         o violate any law or a pre-existing contractual obligation of the competitor;

         o violate a contract that is binding on any material assets of the competitor;

         o result in a tax on an AT&T Corp. entity that is material in relation to the price paid for that portion of the business; or

         o in the good faith determination of the board of directors of the relevant AT&T Corp. entity, violate its fiduciary duties to minority shareholders of the relevant company.

        If we do not accept such an offer for a competitive business, the acquired competitor may compete with us. Our agreements governing our senior secured vendor financing may, depending on the type of business conducted by, and financial position of, the acquired business, require us to obtain the consents of the strategic vendors in order to accept an offer, and, even with their consent, we may not have the cash resources to complete any such acquisition.

RESTRICTIONS ON OUR BUSINESS RELATED TO CONCERT

        Additional restrictions on our business would apply if our subsidiaries and we receive more than an aggregate of $150 million in revenue in any year from providing services over cross-border networks in which we have an equity interest. The maximum revenue figure represents an amount of this type of revenues significantly higher than our growth strategy contemplates to generate from these services. That is because we do not expect that the cross-border networks in which we will have an equity interest will be material. We are currently in discussions with AT&T Corp. regarding these terms in light of the pending unwinding of Concert.

        These additional restrictions would prohibit us from offering, selling or distributing to multinational corporations reserved for Concert by AT&T Corp. and British Telecom, except through Concert, communication services, which consist of:

         o those services and applications, including enhanced services and applications, that involve the transmission of voice, data, sound, music, still and moving image or video and other elements by fixed media, or radio or other wave signal;

         o any similar or substitute service available or offered from time to time; and

         o the business of developing, designing or offering content-based applications.

        The additional restrictions would also prohibit us from:

         o offering, distributing or providing to any customers select communications services between countries that are provided or targeted to businesses and to their employees in their capacity as employees, except through Concert; and

         o owning, operating, leasing or managing facilities predominantly used to provide services between or among two or more countries.

SERVICE MARK LICENSE AGREEMENT WITH AT&T CORP.

        AT&T Corp. has entered into a service mark license agreement with us that became effective when the FirstCom merger was completed.

        Service Mark License Agreement with AT&T Corp. Our service mark license agreement with AT&T Corp. provides for AT&T Corp. to license service marks, including "AT&T" and the AT&T with a fanciful globe design mark, to us for our use. We may also use the "AT&T" mark as part of our trade and corporate names so long as at least half of the licensed services meet service specifications provided by AT&T Corp. We may not use any mark other than a mark licensed by AT&T Corp. for the services described under the heading "Services" above without AT&T Corp.'s consent.

        During the term of the service mark license agreement, we pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues. Initially the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% (beginning in September 2002) in the third year of the initial term and to 2.5% in the final two years of the initial term. For the years ended December 31, 2001 and 2000, we charged to cost of revenue approximately $6.1 million and $1.7 million, respectively, related to this service mark license agreement fee.

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

REGULATIONS AND LICENSES

        ARGENTINA. The Argentine government's liberalization of the telecommunications sector began in 1989 with the restructuring and privatization of ENTEL (Empresa Nacional de Telecomunicaciones), the state-owned monopoly telecommunications operator, into two regional telecommunications service providers. Two consortia purchased these regional incumbent providers: Telecom Argentina (Telecom Italia and France Telecom) which operates in the northern region of Argentina and Telefonica de Argentina (Telefonica de Espana and financial partners) which operates in the southern region of the country. The exclusivity in basic telephone services enjoyed by the incumbents ended in 1999 when two consortia led by Movicom (Compania de Radio Comunicaciones Moviles, a BellSouth affiliate) and CTI (Compania de Telefonos del Interior, a GTE Mobile Communication International affiliate) respectively, were authorized to offer nationwide local and long distance services.

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

        In March 1998, the Argentine government set up a plan to liberalize the market by November 2000. In September 2000, Decree No. 764 enacted new rules on interconnection, licensing, universal service, and spectrum administration. As all market segments were opened, AT&T Argentina, among other companies like Impsat, MetroRed, Techtel and Diveo, were authorized to offer not only data and value added services, but also local and long distance telephony.

        Under the new interconnection regime, AT&T Argentina was able to enter into interconnection agreements with the incumbents Telecom Argentina and Telefonica de Argentina, on October 19, 2000 and October 24, 2000, respectively, and Diveo on July 4, 2001. AT&T Argentina is in the process of negotiating agreements with other network operators. As a result of new economic regulations issued in early 2002, relating to the conversion of pricing of contracts denominated in US$ into local currency, AT&T Argentina is starting negotiations with the other telecommunications companies in order to adjust the interconnection charges. It is not certain what the result of these negotiations will be.

        Further market liberalization can be expected as the regulator (the Secretariat of Communications) gains institutional strength and continues its efforts to design policies for the implementation of network unbundling and collocation, numbering translation services (NTS), and number portability. Once fully operative, we expect these and other regulatory changes will heighten market competition. At the end of 2001, the regulator issued a resolution which implemented the multi-carrier system (a system that allows end-users to select a long distance carrier of their choice on a call-by-call or contractual basis). This resolution faces significant opposition by most providers, including AT&T Latin America, due to mandatory obligations to provide services which restricts competition, and the short timetables designated for providing the services , as well as insufficient definition of, among other things, uncollectibles and billing. We filed on March 5, 2002, an administrative remedy asking for modification of this rule.

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

        Under the new regulatory framework, Brazil's telecommunications services were classified as restricted services or collective interest services. Further, services are offered under either the public regime or the private regime. Services offered under the public regime are highly regulated and subject to universal service obligations. The former Telebras companies operate under the public regime and its services are provided under a concession. Services offered under the private regime, while also regulated, are not subject to universal service requirements or price regulation. In addition, regulations preclude any practices considered anticompetitive or predatory. Instead of requiring a concession, as public services do, these services require an authorization that entails the execution of an adhesion contract with ANATEL.

        As currently defined, collective interest services are those that must be provided by the service provider to any interested party, under non-discriminatory conditions. A restricted interest service is intended for the sole use of the service provider or of certain user groups selected by the service provider. Collective interest service providers have the right to use network infrastructure that is either owned or controlled by other collective interest service providers. ANATEL has not yet clarified a number of open questions regarding these rights, such as which infrastructure must be available and pricing mechanisms. Collective service providers are required to interconnect with other collective service providers. The rules and regulations applicable to this relationship are defined in the General Interconnection Rules and provide for non-discriminatory access and technical transparency. Under the Telecommunications Services Regulations, the interconnection between restricted interest service providers and other restricted or collective interest service providers (such as the public fixed network, among others) is prohibited. ANATEL has not yet defined the regulations relating to the interconnection between holders of specialized limited licenses, or SLEs, and providers holding other licenses; as yet no numbering plan exists and there is no interconnection fee provided by regulation.

        Along with the privatization of the Telebras system and partial deregulation of basic telephone services, ANATEL began issuing specialized limited service licenses. Specialized limited services are provided under the private services regime. While these licenses are national in scope they prohibit licensees from competing with incumbents and their mirrors in the basic telephony services and both local and long-distance segments. They essentially allow operators to provide specific transmission and voice services to corporate customers. An SLE licensee may not provide phone calls simultaneously originated and terminated in the public switched telephony network or PSTN and may not connect into its network customers that are not part of the same group of common interest.

        AT&T do Brasil holds two private regime, collective-interest licenses: a Specialized Circuit Service License and a Specialized Network Service License. These licenses allow AT&T do Brasil to develop a nation-wide telecommunications network through its own infrastructure or leased lines and to offer fixed point-to-point and point-to-multipoint services as well as private network services to a company or group of legal entities that perform specific activities (i.e., corporate voice, data and video communications services). Both of these licenses are international and national in scope and are for an indeterminate period of time. AT&T do Brasil may not offer services open to public correspondence, such as the delivery of transmissions originating and terminating outside its network. It may, however, deliver transmissions between points inside its own network and to and from points outside of it. Value-added services are not subject to licenses in Brazil; therefore AT&T do Brasil is able to conduct value-added services with no restrictions.

        During 2001, AT&T do Brasil entered into interconnection agreements with Vesper Sao Paulo (Class III - voice), CTBC Telecom, Telemar and GVT (class V - data). AT&T do Brasil has also initiated efforts to enter into interconnection agreements with other incumbent operators. AT&T do Brasil has executed arrangements for the use of third parties' infrastructure with Atrium, Brasil Telecom, Canbras, COPEL, CRT, CTBC, Diveo, Eletronet, Eletropaulo, Embratel, Engeredes, Global Crossing, GVT, Infovias, Light Telecom, NQT, Pegasus, Telefonica, Telemar and Vesper.

        In 2001 ANATEL finalized the rules for new services - "SCM Servico de Comunicacao Multimidia." The SCM license is supposed to replace the SLE license. We have applied for the new SCM license. The primary differences between SLE and SCM licenses are:

         o SCM licensees will be able to provide data transmission, video and voice services to corporate customers and natural persons (SLE licensees are limited to corporate customers);

         o SCM licenses clearly define numbering plans and interconnection fees;

         o SCM licensees may connect directly to customers, regardless of whether the customers are part of the same group of common interest; and

         o SCM licensees may provide videoconference and other video services.

As with SLE licensees, however, SCM licensees may not provide phone calls simultaneously originated and terminated in a PSTN.

        With the end of the duopoly model on December 31, 2001, incumbent operators will be able to expand their activities if they meet in advance the services obligations that were required to be met by the end of 2003. In addition, in February of 2002 ANATEL provided rules for new telephony licenses -- local and long distance -- which are expected to increase competition in telephony. The rules for local telephony licenses do not require expansion commitments if the provider applies only for local services. On the other hand, applicants for new licenses for long distance national and international telephony services will be required to meet expansion obligations according to the regulation, which require minimum numbers of local telephony lines depending on the population of the applicable city. AT&T has applied for telephony licenses for local services in 7 cities: Sao Paulo, Rio de Janeiro, Belo Horizonte, Campinas, Curitiba, Porto Alegre and Brasilia.

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

        The MTT also approved a tariff decree for Telefonica CTC's local service that became effective in May 1999 and will last until 2004. Given Telefonica CTC's dominance in local telephony, the tariff decree prevents predatory pricing. Tariffs for non-dominant carriers in local telephony are completely unregulated. In addition, the decree set interconnection rates for the same period of time. Interconnection rates are cost-based and calculated using a Long Run Incremental Cost (LRIC) model. However, Telefonica CTC has filed a petition to overturn this decree based on the increased number of competitors entering the local market, including mobile providers, claiming there is enough competition to warrant less regulation. This petition was rejected by the judiciary and administrative authorities in Chile. Telefonica has recently filed a demand with the government for damages of approximately U.S. $0.7 million related to this matter.

        SUBTEL classifies licenses and authorizations according to the type of service. AT&T Chile (which refers to several of our subsidiaries in Chile) holds licenses for local, domestic long distance and international long distance service, a license to install and operate a fiber optic network, and authorizations for data and voice transmission services and value added services over private line networks. Prior to 2000, our subsidiary AT&T Chile Long Distance entered into interconnection agreements with Manquehue Telefonica, Telefonica del Sur, Telesat, CMET, Entel Phone, Telefonica CTC Chile, Compania Telefonica Rural, VTR Telefonica, Compania de Telecomunicaciones de Coyhaique, Chilesat and Entel Chile. In 2001, our subsidiary AT&T Chile Networks S.A entered into interconnection agreements with Telefonica CTC Chile and CMET. The contracts with Entel Chile and Chilesat allow AT&T Chile Long Distance and AT&T Chile Networks S.A. to transport domestic long distance traffic nationwide.

        The existing set of policies and regulations have made Chile one of the more open and competitive telecommunications markets in Latin America. We expect that SUBTEL will continue to focus its regulatory activity on fine-tuning the existing regime; issuing licenses for the deployment of new service offerings and new technologies, increasing consumer information and protection; and ensuring that the market remains fully competitive.

        COLOMBIA. In 1997, the Colombian government allowed new entrants into the local market and liberalized the long distance segment. Currently, the Telecommunications Statute (Decree 1900 of 1990) embodies the general principles and rules applicable to the telecommunications industry in Colombia although its applicability is subject to special laws and regulations for specific services.

        The Ministry of Communications regulates the assignment of spectrum frequencies and the infrastructure. The Commission for the Regulation of Telecommunications, or CRT, performs most regulatory duties. The
Superintendency of Public Services is considered an enforcement agency.

        In Colombia, licenses and authorizations are classified and granted depending of the type of service. Our subsidiary AT&T Colombia holds nationwide value added service and carrier licenses as well as a license to use LMDS fixed wireless technology in the cities of Medellin and Bucaramanga. AT&T Colombia can offer data and voice transmission services and value-added services through virtual private networks. Voice service is permitted only for "closed user" groups.

        In July of last year, Congress approved Law 671, which will open Colombia's telecommunications market for international carrier services to competition. Currently the Law is under revision by the Constitutional Court and it is expected to be ratified in 2002. Upon ratification of the Law the Ministry of Communications will provide conditions to apply for the license. AT&T Latin America will evaluate the possibility of applying for the license, which would allow it to transport - but not terminate-- international traffic to Colombia.

        Rule 336 of 2000 determined that clauses stating minimum service periods, monetary penalties for early termination and automatic renewals in consumer contracts are legally valid and enforceable provided that such clauses are expressly agreed upon in a separate document signed by the client. On a different subject, Resolution 307 of 2000 set a flat fee for dial-up internet connections using local phone service providers.

        By Resolution 469 of 2002, the CTR issued an enhanced Interconnection Rule. Interconnection among certain networks is mandatory in Colombia. The current interconnection regime establishes a series of obligations for operators and certain interconnection rates. However, AT&T Colombia has not entered into interconnection agreements. AT&T Colombia has executed carrier agreements with, among others, Telecom (national connection), Teleglobe (Internet connection), ISA (national connection), IMPSAT (local and national connection), Ductel (local connection in the city of Cartagena) and Emtelco (local connection services in ten cities).

        It is expected that the CRT will issue new rules concerning consumer protection, number portability and closer scrutiny into business practices that limit competition. Likewise, the Ministry of Communications has been promoting a project known as the Ley Marco de Telecomunicaciones, or Telecommunications Framework Act. This bill, and other expected rulings, aim at comprehensively addressing the telecommunications sector, including sensitive issues such as dominant position in the market, rules of competition, convergence of services and networks under a single global license, and new technologies. The final draft of this bill was presented to Congress in November 2001 and has received initial approval. Three additional reviews are required before the bill can receive final approval in Congress and be sent for presidential approval. The project, however, has been criticized by the principal telecommunications operators, and it is difficult to assess whether it will be approved before the change of government occurring in August 2002.

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

        In May 1994, the Peruvian government granted concessions to provide basic local and long distance telecommunications services to Compania Peruana de Telefonos S.A. (CPT S.A.) and Empresa Nacional de Telecomunicaciones del Peru S.A. (ENTEL PERU S.A.), the former local fixed telephony and long distance telephone service incumbents, under a limited competition regime for a five-year period. After the privatization process, that same year, Telefonica del Peru was formed by the merger of CPT S.A. and ENTEL PERU S.A. Under the limited competition regime, Telefonica del Peru S.A. enjoyed an exclusivity period in the provision of local fixed telephony and long distance carrier services. Other services such as local carrier services, mobile services and value added services were open to competition.

        The Peruvian telecommunications market was fully liberalized in 1998, one year before the expiration of the limited competition environment. This deregulation was the result of the agreement between the Peruvian government and Telefonica to modify its concession agreement and Supreme Decree N (LOGO) 020-98-MTC. Prior to the deregulation, AT&T Peru was able to provide value-added services, including Internet access. Under the new competitive landscape, AT&T Peru was also authorized to provide local telephony and local as well as domestic and international long distance carrier services.

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

        AT&T Peru has entered into interconnection agreements as follows (i) with the incumbent, Telefonica del Peru, for interconnection of long distance carrier services provided by AT&T Peru with fixed local telephony services provided by Telefonica del Peru (OSIPTEL Interconnection Resolution N(LOGO) 001-99), (ii) interconnection of long distance carrier services provided by AT&T Peru with mobile services provided by Telefonica Moviles SAC, using transit services from Telefonica del Peru (OSIPTEL Interconnection Resolution N(LOGO) 007-2000), and (iii) interconnection of fixed local telephony services provided by AT&T Peru with fixed and mobile services provided by Telefonica del Peru and Telefonica Moviles SAC (OSIPTEL Interconnection Resolution N(LOGO)006-2000).

        AT&T Peru S.A. also has entered into interconnection agreements with operators such as Bell South Mobile for all services through direct interconnection links, Bell South, for interconnection of fixed local telephony provided by AT&T Peru and mobile services provided by BellSouth Mobile, using transit services of Telefonica del Peru, Teleandina, TIM S.A.C. (Telecom Italia Mobile) for PSC services (Interconnection 002-2001 dated January 11, 2001) and Nextel del Peru for fixed local telephony provided by AT&T Peru and mobile services provided by Nextel del Peru using transit services of Telefonica del Peru (Interconnection Resolution N(LOGO) 001-2001 dated January 8, 2001) and Nextel for all services through direct interconnection links.

EXECUTIVE OFFICERS OF AT&T LATIN AMERICA

         NAME                              AGE                         POSITION
         ----                              ---                         --------
         Patricio E. Northland..........   46    Chairman of the Board, President and Chief
                                                 Executive Officer
         Nelson A. Murphy...............   41    Chief Financial Officer
         Carlos A. Andre................   40    General Manager -- AT&T do Brasil
         Carlos Fernandez...............   44    General Manager -- AT&T Chile
         Jose Gandullia.................   57    General Manager -- AT&T Peru
         Alejandro O. Rossi.............   41    General Manager -- AT&T Argentina
         Thomas C. Canfield.............   46    Vice President -- General Counsel and Secretary
         Edgardo J. Lertora.............   58    Vice President -- Corporate Communications and Brand
                                                 Strategy
         Marco A. Northland.............   43    Vice President -- Products and Business Services
         Marie Santana..................   51    Vice President -- Human Resources
         Fernando Vicuna................   47    Vice President -- Chief Information Officer
         Lourdes  Z. Meneses............   50    Corporate Controller & Chief Accounting Officer

        The following is biographical information for our executive officers:

        Patricio E. Northland has been our Chairman of the board of directors and Chief Executive Officer since August 28, 2000, the date of the FirstCom merger. Mr. Northland has over seventeen years of experience as an international communications executive and entrepreneur. Mr. Northland was Chairman of the board of directors, President and Chief Executive Officer of FirstCom from November 1996 to August 2000. Born in Chile, Mr. Northland is a U.S. citizen. In 1991 Mr. Northland founded AmericaTel corporation, a Miami-based international communications carrier providing satellite-based voice, data and fax communications services to corporate customers throughout Latin America. Prior to his involvement with AmericaTel, Mr. Northland held key management positions with PanamSat and IntelSat. In 1996, Mr. Northland sold his interest in AmericaTel to Entel.

        Nelson A. Murphy has been our Vice President and Chief Financial Officer since April 2001. Prior to that, Mr. Murphy was Chief Financial Officer of Telegis Network since 2000. From 1999 to 2000 Mr. Murphy served as Financial Vice President at AT&T Global Network Services heading their $2.5 billion and 5,600-employee data/IP networking business unit across 80 countries. From 1997 to 1999, Mr. Murphy served as Financial Vice President at AT&T Europe, Middle East and Africa. From 1996 to 1997, Mr. Murphy served as Chief Financial Officer at AT&T United Kingdom. From 1994 to 1996, Mr. Murphy served as Chief Financial Officer for the Chief Information Officer's Organization of AT&T Consumer Communications Services.

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

        Carlos Fernandez has been General Manager of AT&T Chile since the FirstCom merger. Prior to the merger, he was Chief Executive Officer of FirstCom Chile S.A. since March 1998. Prior to joining FirstCom Mr. Fernandez had over seventeen years of experience as an international communications executive with IBM Chile. From 1981 to 1997 Mr. Fernandez held various positions including Director of IBM Chile, Corporate and Business Affairs Manager and Commercial Manager.

        Jose Gandullia has been General Manager of AT&T Peru since the FirstCom merger. Prior to the merger, he was Chief Executive Officer of FirstCom Peru since April 1999 and was Chief Financial Officer from October 1998 to April 1999. Prior to joining FirstCom, Mr. Gandullia served as General Manager of Los Portales Consorcio Hotelero, S.A. From 1991 to 1997 he served as Executive Director of Kong Corporate Group in Guatemala. Mr. Gandullia has 20 years of experience in international communications, having held management positions in the United States, Venezuela, Mexico, Peru and Central America.

        Alejandro O. Rossi has been General Manager of AT&T Argentina since the acquisition of Keytech. He had been Chief Executive Officer of Keytech prior to its acquisition. Prior to joining Keytech from March 1996 to April 1998, Mr. Rossi was an assistant General Manager at ING Barings. From October 1993 to February 1996, he was Vice President of Investment Banking at Goldman Sachs.

        Thomas C. Canfield has been our General Counsel and Secretary since the FirstCom merger. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was counsel in the New York office of Debevoise & Plimpton where for nine years he practiced in the area of international business transactions, with emphasis in Latin America.

        Edgardo J. Lertora has been our Vice President of Corporate Communications and Brand Strategy since the FirstCom merger. Mr. Lertora has over 25 years of experience in sales, marketing, communications and public affairs throughout Latin America, Asia and Africa. In 1992 Mr. Lertora joined AT&T Corp. as Public Relations and Marketing Communications-- Vice President for Latin America and Africa. Prior to his joining AT&T Corp., Mr. Lertora held an executive management position at DuPont.

        Marco A. Northland has been our Vice President of Products and Business Services since the FirstCom merger. Prior to the FirstCom merger, since June 1999 he was Vice President of Product Marketing and Business Development of FirstCom. He previously was Vice President of Internet Services and Business Development and acting Chief Executive Officer of FirstCom's Colombian operations. In 1997 Mr. Northland founded @Phone, S.A., a start up telecommunications/Internet company based in Lima, Peru. Prior to founding @Phone Mr. Northland, co-founder of AmericaTel, was its Vice President of Marketing, Sales and Business Development from 1991. Mr. Northland has also held executive positions with Panamsat and Hughes Network Systems. Mr. Marco A. Northland is the brother of Mr. Patricio E. Northland.

        Marie Santana has been our Vice President of Human Resources since the FirstCom merger. Prior to the FirstCom merger, she was Vice President of Human Resources for International Operations for AT&T Corp. since July 1999. From April 1996 to 1999 she served as Vice-President for International Human Resources for the Caribbean, Latin America, Brazil, Mexico, Canada and U.S.-based international employees for AT&T Corp. Prior to that, after having held various other human resources management positions with AT&T Corp., Ms. Santana was Director of Global Human Resources for AT&T Corp. in Mexico from December 1994 to April 1996.

        Fernando Vicuna has been our Chief Information Officer since the FirstCom merger. Prior to the merger, he was Chief Information Officer at FirstCom since January 2000. Prior to joining FirstCom, Mr. Vicuna served as Sales Manager and Technology Advisor to management at Telco since 1994.

        Lourdes Z. Meneses has been our Corporate Controller and Chief Accounting Officer since April 2001. Since 1996, Ms. Meneses served as Director of Finance and Administration for the Iberia region at NCR Corporation in Madrid, Spain. From 1979 to 1996 Ms. Meneses served at AT&T Corp. in a variety of financial positions including overseas assignments in Brussels, Belgium, Puerto Rico and the Virgin Islands.

                                     ITEM 2.
                                   PROPERTIES

        Our principal physical properties are our high-speed communications networks, which include switching equipment, transmission equipment and fiber-optic cable. See the description of our network contained under heading "Networks" on pages 6 to 8 and Note 4 to the consolidated financial statements on page 61.

        We lease our office space and most of our network equipment locations. We also own a number of small properties where we locate equipment. Our corporate leased facilities include approximately 15,700 square feet of office space. We also lease office space of approximately 42,400 square meters in the countries in which we operate. We believe that suitable alternative locations are available in all areas where we currently conduct business. Our corporate headquarters are currently located at 220 Alhambra Circle, Suite 900, Coral Gables, Florida.

                                     ITEM 3.
                                LEGAL PROCEEDINGS

        In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001. However, while these matters could adversely affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position or annual results of operations.

                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                                     ITEM 5.
              MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

AT&T LATIN AMERICA CORP. CLASS A COMMON STOCK

        MARKET INFORMATION. Our Class A common stock has been listed on the Nasdaq National Market under the symbol "ATTL" since August 29, 2000, the day after the FirstCom merger. Prior to that time there was no public market for our Class A common stock. Our Class B common stock is not publicly listed or traded.

        The following table sets forth, for the quarters indicated, the high and low trading prices of our Class A common stock as reported by the Nasdaq National Market.

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                       2001                           2000
                                              ----------------------        ----------------------
                                                HIGH           LOW            HIGH           LOW
                                              -------        -------        -------        -------
                  First quarter ......        $ 6.188        $ 2.438             --             --
                  Second quarter .....        $ 5.000        $ 2.406             --             --
                  Third quarter ......        $ 4.910        $ 1.501        $17.375        $ 6.500

                  Fourth quarter .....        $ 3.000        $ 1.050        $ 9.125        $ 2.188

        Holders. As of February 7, 2002, there were approximately 10,570 beneficial owners of the 45,224,017 shares of our Class A common stock outstanding. AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.6% of the voting power and 68.4% of the economic interests of our common stock as of March 20, 2002.

        Dividends. We have not declared cash dividends to holders of shares of Class A or Class B common stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future, but instead intend to retain future earnings, if any, for reinvestment in our business.

        Any future determination as to the payment of cash dividends to Class A and Class B common stockholders will be made at the discretion of our board of directors and will be dependent upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant. We are prohibited from paying dividends under the Common Agreement governing our senior secured vendor financing while this vendor financing is outstanding, which we expect will be until 2008. In addition, the certificate of designation for our Series B preferred stock, all of which is owned by Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., prohibits us from paying dividends on any common stock so long as shares of Series B preferred stock are outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                     ITEM 6.
                             SELECTED FINANCIAL DATA

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

        The following tables set forth selected summary consolidated financial data for the years ended December 31, 2001 and 2000, and for the period from (Inception) October 13, 1999 through December 31, 1999, and has been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K.

                            AT&T LATIN AMERICA CORP.

                                                                                              FOR THE
                                                                                               PERIOD
                                                                                                FROM
                                                                                             (INCEPTION)
                                                                                             OCTOBER 13,
                                                                                                1999
                                                                                              THROUGH
                                                              YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                                           ---------------------------       ------------
                                                              2001              2000             1999
                                                           ---------         ---------       ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Data-internet services ..........................        $  88,118         $  41,368         $    802
  Voice services ..................................           62,792            10,867               --
                                                           ---------         ---------         --------
         Total revenue ............................          150,910            52,235              802
Cost of revenue ...................................          120,112            54,070              865
Selling, general and administrative expenses ......          135,672            67,695            2,164
Depreciation and amortization .....................          104,053            43,795            1,707
                                                           ---------         ---------         --------
         Loss from operations .....................         (208,927)         (113,325)          (3,934)
Interest expense ..................................           82,283            14,797               --
Interest income ...................................            1,123             3,037               --
Other (expense) income, net .......................          (20,514)           (7,744)            (190)
                                                           ---------         ---------         --------
Loss before provision for income taxes and
 minority interest income .........................         (310,601)         (132,829)          (4,124)
Provision for income taxes ........................               --                --               --
Minority interest income ..........................              628               497               --
                                                           ---------         ---------         --------
         Net loss .................................        $(309,973)        $(132,332)        $ (4,124)
                                                           =========         =========         ========
Basic and diluted net loss per common share .......        $   (2.66)        $   (1.43)        $  (0.05)
                                                           =========         =========         ========
Weighted average common shares outstanding ........          116,484            92,757           80,000
                                                           =========         =========         ========

                                                                                  DECEMBER 31,
                                                                     -------------------------------------
                                                                           2001                2000
                                                                     ----------------    -----------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
         BALANCE SHEET DATA:
         Cash and cash equivalents .............................        $   28,186        $   14,905
         Property and equipment, net ...........................           493,568           339,470
         Goodwill, net .........................................           759,067           831,527
         Other intangibles, net ................................            24,130            31,107
         Total assets ..........................................         1,445,311         1,298,248
         Long-term debt, including current maturities
           of debt .............................................           662,142           209,954
         Mandatorily Redeemable 15% Series B Preferred
           Stock ...............................................           215,232           186,205
         Shareholders' equity ..................................           398,087           778,687

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                           2001                2000
                                                                     ----------------    -----------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
         OTHER FINANCIAL DATA:
         EBITDA (1) ............................................          (104,874)          (69,530)
         CAPEX (2) .............................................           245,777           193,523
         CASH FLOWS DATA:
         Net cash flows used in operating activities ...........          (168,003)          (49,983)
         Net cash flows used in investing activities ...........          (153,487)          (128,076)
         Net cash flows provided by financing activities .......           335,525            168,741

----------

(1) We calculate EBITDA as loss from operations plus depreciation and amortization. Management believes EBITDA is meaningful to investors because they provide analyses of operating results using the same measures used by our chief operating decision makers. Our calculations of EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles
         (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

(2) We calculate CAPEX, or capital expenditures, as our gross property and equipment purchased net of deletions but excluding translation adjustments resulting from our countries that use local currencies as functional currencies. Includes property and equipment acquired through vendor financing arrangements of approximately $107.9 million and $30.8 million during the years ended December 31, 2001 and 2000, respectively.

        The following tables set forth selected financial data for Netstream (now AT&T do Brasil). The summary data as of September 30, 1999 and for the nine-month period then ended, and as of December 31, 1998 and for the eleven-month period then ended, are derived from Netstream financial statements. The results of operations of Netstream have been included in the statement of operations of AT&T Latin America Corp. subsequent to its acquisition by AT&T Latin America Corp. in December 1999.

                                    NETSTREAM

                                                                           NINE            ELEVEN
                                                                       MONTHS ENDED     MONTHS ENDED
                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                          1999(2)           1998(1)
                                                                       -------------    -------------
                                                                               (IN THOUSANDS,
                                                                           EXCEPT PER QUOTA DATA)
         STATEMENTS OF OPERATION DATA:
         Revenue ...............................................        $      395        $       --
         Cost of revenue .......................................             1,768                --
         Selling, general and administrative expenses ..........             9,691            (3,848)
         Depreciation and amortization .........................             1,511                --
                                                                        ----------        ----------
         Loss from operations ..................................           (12,575)           (3,848)
         Other (expense) income, net ...........................              (305)               (6)
                                                                        ----------        ----------
         Loss before income tax benefit ........................           (12,880)           (3,854)
         Income tax benefit ....................................               879               412
                                                                        ----------        ----------
         Net loss ..............................................        $  (12,001)       $   (3,442)
                                                                        ==========        ==========
         Net loss per quota (3) ................................        $    (5.13)       $    (2.72)
                                                                        ==========        ==========
         Weighted average quotas outstanding (3) ...............             2,339             1,264
                                                                        ==========        ==========

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           1999              1998
                                                                       -------------    -------------
                                                                                (IN THOUSANDS)
         BALANCE SHEET DATA:
         Cash and cash equivalents .............................        $       29        $        2
         Property and equipment, net ...........................            47,484            12,212
         Total assets ..........................................            49,793            12,980
         Long term debt, including current maturities debt .....               682               594
         Total liabilities .....................................            33,814            14,475
         Quota holders, equity interest (3) ....................            15,979            (1,495)


                                                                           NINE             ELEVEN
                                                                       MONTHS ENDED      MONTHS ENDED
                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1999             1998
                                                                       -------------    --------------
         OTHER FINANCIAL DATA:
         EBITDA (4) ............................................           (11,064)           (3,848)
         Capital expenditures ..................................            36,783            12,212
         CASH FLOWS DATA:
         Net cash flows provided by (used in) operating
           activities ..........................................                27                (7)
         Net cash flows used in investing activities ...........                --                 9
         Net cash flows provided by (used in) financing
           activities ..........................................                --                --

----------------------

(1)      Netstream was formed in February 1998.

(2) Represents the operations of Netstream up to the acquisition by AT&T Latin America.

(3) As a Brazilian limited liability company (sociedad de responsabilidades limitada), Netstream's capital is represented by quotas rather than shares of capital stock.

(4) Netstream calculated EBITDA as loss from operations plus depreciation and amortization expense. EBITDA should not be considered in isolation or as a substitute for the consolidated income statements or the consolidated statements of cash flows prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is not a measure determined under U.S. GAAP, an alternative to U.S. GAAP operating loss and net loss, or a measure of liquidity or cash flows as determined under U.S. GAAP.

        The following tables set forth FirstCom selected financial data. The summary data as of December 31, 1996, 1997, 1998 and 1999 and for the years then ended are derived from FirstCom's audited financial statements. The results of operations of FirstCom have been included in AT&T Latin America Corp. subsequent to its acquisition by AT&T Latin America Corp. in August 2000.

                                    FIRSTCOM

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------------
                                                                      1999             1998             1997             1996
                                                                    --------         --------         --------         --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
               STATEMENTS OF OPERATIONS DATA:
               Revenue .....................................        $ 38,356         $ 18,142         $  1,130         $    652
               Cost of revenue .............................          22,005           14,079            1,203              958
               Selling, general and administrative expenses           26,206           12,293            4,678            3,345
               Depreciation and amortization ...............          10,211            2,237            1,201              842
               Non-cash compensation and consulting expenses             853              175            4,640               --
                                                                    --------         --------         --------         --------
               Loss from operations ........................         (20,919)         (10,642)         (10,592)          (4,493)
               Interest (expense) income, net ..............         (20,266)         (14,130)          (5,206)            (269)
               Other (expense) income, net .................            (287)            (550)             (68)              --
                                                                    --------         --------         --------         --------
               Loss before provision for income taxes and
                 minority interest .........................         (41,472)         (25,322)         (15,866)          (4,762)
               Provision for income tax ....................              --               --               --               --
               Minority interest ...........................              --               --               --               --
                                                                    --------         --------         --------         --------
               Net loss ....................................        $(41,472)        $(25,322)        $(15,866)        $ (4,762)
                                                                    ========         ========         ========         ========
               Basic and diluted net loss per share ........        $  (1.94)        $  (1.33)        $  (0.95)        $  (0.32)
                                                                    ========         ========         ========         ========
               Weighted average shares outstanding .........          21,354           19,084           16,668           14,796
                                                                    ========         ========         ========         ========

                                                                                            DECEMBER 31,
                                                                    -----------------------------------------------------------
                                                                      1999             1998             1997            1996
                                                                    --------         --------         --------         --------
                                                                                           (IN THOUSANDS)
               BALANCE SHEET DATA:
               Cash and cash equivalents ...................        $ 12,986         $  8,892         $ 14,936         $    723
               Property and equipment, net .................          92,469           45,901            9,348            3,956
               Total assets ................................         172,110          154,844          176,936           14,893
               Long term debt, including current maturities of
                 debt ......................................         138,273          134,303          133,845              248
               Redeemable Preferred Stock ..................          11,720               --               --               --
               Total liabilities ...........................         180,810          148,670          145,009            2,074
               Shareholders' equity (deficit) ..............          (8,700)           6,174           31,927           12,819

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------------
                                                                      1999             1998             1997             1996
                                                                    --------         --------         --------         --------
                                                                                          (IN THOUSANDS)
               OTHER FINANCIAL DATA:
               EBITDA (1), (2) .............................         (10,708)          (8,405)          (9,391)          (3,651)
               Capital expenditures ........................          33,124           34,674            2,763            1,453
               CASH FLOWS DATA:
               Net cash flows used in operating activities .         (31,941)         (28,389)          (5,472)          (3,934)
               Net cash flows (used in) provided by investing
                 activities ................................         (15,948)           2,227          (69,590)          (2,968)
               Net cash flows provided by financing activities        51,983           20,118           89,275            7,570

----------

(1) These amounts reflect a non-recurring expense of $1,008 for the year ended December 31, 1999 related to AT&T Latin America merger expenses.

(2) Firstcom calculated EBITDA as loss from operations plus depreciation and amortization expense. EBITDA should not be considered in isolation or as a substitute for the consolidated income statements or the consolidated statements of cash flows prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is not a measure determined under U.S. GAAP, an alternative to U.S. GAAP operating loss and net loss, or a measure of liquidity or cash flows as determined under U.S. GAAP.

SUMMARY OF SELECTED OPERATING INFORMATION

        The following table sets forth selected unaudited operating statistics as of December 31, 2001 (as well as a comparison to 2000 totals):

                                                                                                      AT&T         AT&T
                                                                                                     LATIN        LATIN
                                                                                                    AMERICA      AMERICA    ANNUAL
                                                                                                     TOTALS       TOTALS      %
                                            ARGENTINA    BRAZIL     CHILE     COLOMBIA     PERU       2001         2000     CHANGE
                                            ---------    ------     ------    --------    ------    --------     --------   ------
               Network route kilometers
                 Metropolitan ...........        185        860        769      1,736      1,774       5,324        3,960     34.4%
                 Domestic (Long-haul) ...        916         --         --      1,225         --       2,141        1,225     74.8%
                                              ------     ------     ------     ------     ------     -------      -------     ----
                         Total ..........      1,101        860        769      2,961      1,774       7,465        5,185     44.0%
               Total fiber kilometers ...     45,431     61,250     18,124     56,850     38,286     219,941      129,612     69.7%
               Number of buildings
                 connected ..............        365      1,003        874      1,996      2,185       6,423        3,975     61.6%
               Ports in service .........        256     11,037      2,212      3,677      1,954      19,136       12,767     49.9%
               Permanent virtual circuits
                 active .................        244      6,938      1,882      3,602      1,905      14,571        8,200     77.7%
               Number of dedicated data
                 and Internet customers .        321      1,118      1,570        803      1,059       4,871        3,392     43.6%
               Number of employees ......        261        510        322        222        385       1,700*       1,815*    (6.3)%

----------

(*) Excludes 58 employees at corporate headquarters in 2001 and 56 employees at corporate headquarters in 2000.

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

        Buildings connected. The number of buildings connected represents the number of enclosed fixed constructions of any type, which are connected to our network using a customer access circuit or a network access circuit.

        Ports in service. A port in service represents a physical point of interconnection between a customer's network and our network, regardless of the ownership of the customer access circuit and the type of service provided using the customer port. Typically, this interconnection is provided via a router or other network-terminating device connecting to a customer's local area network and/or private branch exchange.

        Number of permanent virtual circuits (PVCs) active. A permanent virtual circuit represents a data connection, typically between two locations such as a customer's headquarters and an off-site branch or other entity. We connect our customers to their networks by deploying a port connection within, or near, the customer's premises. Each port can accommodate several permanent virtual circuits. As a customer increases its usage of services, the customer will obtain additional available transmission capacity on the same installed port. The number of PVCs active represents the number of permanent virtual circuits that have been installed and are provided directly or indirectly by us to a customer pursuant to an executed service contract in full force and effect, which connects two extremes where customer traffic originates and/or terminates. The demarcation of the circuit excludes customer premise equipment.

        Number of dedicated data and Internet customers. The number of dedicated data and Internet customers represents legal entities identified by a unique tax-identification number with which we have an effective contract for the provision of data and/or Internet services.

        Employees. The number of employees excludes third-party contractor employees and agents.

                                     ITEM 7.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

OVERVIEW

        We provide business communications services under the AT&T brand name to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include data, Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, manufacturing companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services ATM/IP, or asynchronous transfer mode/Internet protocol, mostly through our own technologically advanced high speed, high capacity networks, which interconnect with other third party networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and last-mile connectivity services. We also serve in selected cases the mass market through distribution channels, offering long distance, calling and prepaid cards and dial-up Internet services. The mass market remains attractive because it provides additional revenue as well as utilization of otherwise idle network capacity.

        Basis of Presentation. Our financial statements reflect operations for the years ended December 31, 2001 and 2000, and for the period from (Inception) October 13, 1999 through December 31, 1999. Because our historical financial information is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the pro forma results of operations of AT&T Latin America Corp., Netstream, Keytech, and FirstCom as if the companies had been combined as of the beginning of the periods presented. The pro forma results of operations herein presented include certain adjustments as follows: FirstCom's tender offer and consent solicitation for its 14% senior notes, resulting in a reduction of interest expense of $14.5 million and $21.0 million in 2000 and 1999, respectively; the issuance to Global Card Holdings, Inc. (a wholly-owned subsidiary of AT&T Corp.) of 100,000 shares of Mandatorily Redeemable 15% Series B Preferred Stock (in connection with the financing of the tender offer), resulting in an increase of interest expense of $17.5 million and $26.6 million in 2000 and 1999, respectively; additional goodwill amortization expense of $22.4 million and $44.8 million in 2000 and 1999, respectively; and additional selling, general and administrative expenses of $0.7 million and $1.0 million in 2000 and 1999, respectively, resulting from employment arrangements with our Chief Executive Officer.

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

RECENT EVENTS

        On March 27, 2002, our senior secured vendor financing with our strategic vendors Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks became effective. The vendor financing is comprised of two tranches:
Tranche A for $199.0 million to be used for equipment purchases; and, Tranche B for $99.0 million to cover such items as costs associated with customs, taxes, import duties, interest, fees, and closing expenses. The vendor facility bears interest at LIBOR + 5.625%, which is payable quarterly, and matures on June 30, 2008. See pages 12-13 under "Recent Events" and Note 15 to the consolidated financial statements on page 73 for more information about this financing.

        In February and March 2002, we agreed with AT&T Corp. on a comprehensive restructuring of approximately $725.0 million in outstanding debt and preferred stock, plus capitalized interest and accrued interest and dividends. The restructuring provides for additional borrowings of $150.0 million, which includes the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing. See pages 12 and 13 and Note 15 to the consolidated financial statements on page 73 for more information about this financing.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are those which we believe require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Network Accounting

        Our networks (before depreciation) represent 32.8% of our total assets. We use several critical accounting policies dealing with our network accounting. First, we compute our network's depreciation expense, which requires us to estimate the average useful lives of each of our network components, as well as their salvage values. Secondly, we account for network improvement costs including salary of employees dedicated to the network construction and improvement by capitalizing those costs which we believe will add value to our networks and depreciate those improvements over their estimated useful lives. Finally, we recognize the resulting gain or loss on dispositions of our network components in operations.

        We determine the average useful lives of our network based primarily on our estimates of the average useful lives of the networks' major components, such as transmission and switching equipment, operating systems, cables and underground construction. In addition, we consider, among other things, the impact of anticipated technological changes.

        Given the complex nature of our networks, all the above described accounting estimates require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically segregate our networks into various components; therefore, our overall estimates of the relative costs of these components are based principally on general and technical information known about major network components lives and our knowledge of the telecom industry. In addition, we do not identify or track the depreciation of specific components, but instead utilize estimates when determining the net cost basis of assets being replaced or refurbished. If materially different conditions existed, or if we materially changed our assumptions of network lives and salvage values, our depreciation expense, gain or loss on replacement or refurbishment of network assets and net book value of our networks could be materially different. In addition, if we change our assumptions in making our determination as to whether improvements to our networks add value, the amounts we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense, as fewer costs would have been initially capitalized to our networks.

        We believe that the estimates we made for network accounting purposes are reasonable, our methods are consistently applied and the resulting depreciation expense is based on a rational and systematic method to equitably allocate the costs of our networks to the periods during which services are obtained from their use. In addition, we believe that the estimates we made are reasonable and our methods are consistently applied (1) in determining the overall relative costs of our networks; (2) in determining which improvement costs add value to our networks; and (3) in determining the net cost basis of networks components being replaced or refurbished. Finally, we believe our critical network accounting policies are generally comparable with those of other major telecom companies.

Asset Impairment

        Our review of our long-lived assets, principally goodwill and other intangibles, which accounts for 54.2% of our total assets, requires us to initially estimate the undiscounted future cash flow of our business segments, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows and discount rates and reflecting varying degrees of perceived risk.

        The determination of fair value includes numerous uncertainties. Significant judgments are made concerning future revenue and operating, selling, general and administrative costs per business segment. In addition, third party appraisers are sometimes used to determine fair values and some of their valuation methodologies are also subject to similar types of uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill has been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Contingencies - Litigation

        From time to time in the normal course of business, we are subject to proceedings, lawsuits and other claims. We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made.

        Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

Revenue

        We recognize data-internet services revenue when the services are provided in accordance with contract terms. We recognize long distance and local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. This includes amounts collected in advance for sales of prepaid calling cards. We occasionally lease or sell customer premise equipment ("CPE"). Revenue for sale of CPE is recognized as products are delivered and accepted by customers, and revenue for leased CPE is recognized as lease payments are received.

Derivatives

        We enter into derivative contracts to mitigate market risk from changes in foreign currency exchange rates. Generally, fair value calculations of derivative contracts such as foreign exchange forwards require judgment and are valued based on market interest rates and foreign exchange rates.

RESULTS OF OPERATIONS

        The following table includes a summary of actual and pro forma results of operations for the periods indicated below. Pro forma results are presented to show our results of operations giving effect to the FirstCom merger and the Netstream and Keytech acquisitions as if the transactions had been completed as of the beginning of the periods presented. The pro forma results of operations herein presented include certain adjustments as follows: FirstCom's tender offer and consent solicitation for its 14% senior notes, resulting in a reduction of interest expense of $14.5 million and $21.0 million in 2000 and 1999, respectively; the issuance to Global Card Holdings, Inc. (a wholly-owned subsidiary of AT&T Corp.) of 100,000 shares of Mandatorily Redeemable 15% Series B Preferred Stock (in connection with the financing of the tender offer), resulting in an increase of interest expense of $17.5 million and $26.6 million in 2000 and 1999, respectively; additional goodwill amortization expense of $22.4 million and $44.8 million in 2000 and 1999, respectively; and additional selling, general and administrative expenses of $0.7 million and $1.0 million in 2000 and 1999, respectively, resulting from employment arrangements with our Chief Executive Officer. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of AT&T Latin America or the results of operations or financial position of AT&T Latin America that would have been achieved had the acquisitions occurred at the beginning of the periods presented.

                            AT&T LATIN AMERICA CORP.
                   ACTUAL AND PRO FORMA RESULTS OF OPERATIONS

                                                 ACTUAL RESULTS                       PRO FORMA RESULTS
                                    ------------------------------------------  ---------------------------
                                                                FOR THE PERIOD
                                                                     FROM
                                                                 (INCEPTION)
                                    FOR THE YEAR   FOR THE YEAR   OCTOBER 13,   FOR THE YEAR   FOR THE YEAR
                                       ENDED          ENDED      1999 THROUGH      ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        2001          2000           1999           2000           1999
                                    ------------   ------------ --------------  ------------   ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                        (UNAUDITED)
Revenue ........................     $ 150,910      $  52,235      $    802      $  89,247      $  40,918
Cost of revenue ................       120,112         54,070           865         73,470         28,872
Selling, general and
  administrative expenses ......       135,672         67,695         2,164        107,949         37,985
Depreciation and
  amortization .................       104,053         43,795         1,707         75,115         59,521
                                     ---------      ---------      --------      ---------      ---------
Loss from operations ...........      (208,927)      (113,325)       (3,934)      (167,287)       (85,460)
Interest expense, net ..........        81,160         11,760            --         33,355         28,127
Other (expense) income, net ....       (20,514)        (7,744)         (190)        (6,311)         1,560
                                     ---------      ---------      --------      ---------      ---------
Loss before provision for
  income taxes and minority
  interest income (expense) ....      (310,601)      (132,829)       (4,124)      (206,953)      (112,027)
Provision for income taxes .....            --             --            --             --             --
Minority interest income
  (expense) ....................           628            497            --            717            (33)
                                     ---------      ---------      --------      ---------      ---------
Net loss .......................     $(309,973)     $(132,332)     $ (4,124)     $(206,236)     $(112,060)
                                     =========      =========      ========      =========      =========
Basic and diluted net loss
  per share ....................     $   (2.66)     $   (1.43)     $  (0.05)     $   (1.77)     $   (0.97)
                                     =========      =========      ========      =========      =========
Weighted average shares
  outstanding ..................       116,484         92,757        80,000        116,296        116,096
                                     =========      =========      ========      =========      =========

        The following table includes actual and pro forma revenue by country and the actual and pro forma loss from operations in dollars and as percentage of revenue (in thousands) for the periods presented:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                        -------------------------------------------------------------------------------------------------------
                           2001       %          2000        %        1999*     %         2000        %         1999       %
                        ---------   ------    ---------   ------    -------   ------    ---------   ------    --------   ------
                                                ACTUAL                                               PRO FORMA
                        ------------------------------------------------------------    ---------------------------------------
                                                                        (Unaudited)
Revenue
  Argentina ..........  $  18,003     11.9%   $     518      1.0%        --       --    $     802      0.9%   $    569      1.3%
  Brazil .............     46,592     30.9%      27,961     53.6%       802    100.0%      27,961     31.3%      1,993      4.9%
  Chile ..............     37,949     25.1%      12,187     23.3%        --       --       33,728     37.8%     28,464     69.6%
  Colombia ...........     15,441     10.2%       3,465      6.6%        --       --        9,202     10.3%      7,197     17.6%
  Peru ...............     34,830     23.1%       8,104     15.5%        --       --       20,638     23.1%      2,695      6.6%
  Other ..............     (1,905)    (1.2)%         --       --         --       --       (3,084)    (3.4%)        --       --
                        ---------   ------    ---------   ------    -------   ------    ---------   ------    --------   ------
   Total revenue .....    150,910    100.0%      52,235    100.0%       802    100.0%      89,247    100.0%     40,918    100.0%
Cost of revenue ......    120,112    (79.6)%     54,070   (103.5)%      865   (107.9)%     73,470    (82.3)%    28,872    (70.6)%
General and
 administrative
 expenses ............    135,672    (89.9)%     67,695   (129.6)%    2,164   (269.8)%    107,949   (121.0)%    37,985    (92.8)%
Depreciation and
 amortization ........    104,053    (69.0)%     43,795    (83.8)%    1,707   (212.8)%     75,115    (84.2)%    59,521   (145.5)%
                        ---------   ------    ---------   ------    -------   ------    ---------   ------    --------   ------
   Loss from
    operations .......  $(208,927)  (138.4)%  $(113,325)  (216.9)%  $(3,934)  (490.5)%  $(167,287)  (187.4)%  $(85,460)  (208.9)%
                        =========   ======    =========   ======    =======   ======    =========   ======    ========   ======

     * For the period from (Inception) October 13, 1999 through December 31, 1999.


                       Actual Year Ended December 31, 2001
                compared to Actual Year Ended December 31, 2000


                                      FOR THE YEAR ENDED
                                          DECEMBER 31,               CHANGE
                                   ------------------------   -------------------
                                      2001          2000           $          %
                                   ----------   -----------   ----------    -----
                                     ACTUAL       ACTUAL
                                                   (IN THOUSANDS)
  REVENUE
  Data-internet services......     $   88,118   $    41,368   $   46,750     113.0%
  Voice services..............         62,792        10,867       51,925     477.8%
                                   ----------   -----------   ----------
          Total revenue.......     $  150,910   $    52,235   $   98,675     188.9%
                                   ==========   ===========   ==========

        Our results of operations for the year ended December 31, 2001 include a full year of operations of AT&T Latin America, Netstream (now known as AT&T do Brasil), Keytech (now known as AT&T Argentina) and FirstCom (now known as AT&T Chile, AT&T Colombia and AT&T Peru). Our results of operations for the year ended December 31, 2000 include a full year of operations of AT&T Latin America and AT&T do Brasil, six months of operations of AT&T Argentina, since July 1, 2000, and four months of operations of AT&T Chile, AT&T Colombia and AT&T Peru, since August 28, 2000.

        Increases in revenue, cost of revenue, selling, general and administrative expenses, depreciation and amortization were mainly due to the inclusion of twelve months of operations in 2001 when compared to 2000, which only includes the operations of AT&T Argentina, AT&T Chile, AT&T Colombia and AT&T Peru since their respective acquisition dates.

                      Actual Year Ended December 31, 2000
                compared to Actual Year Ended December 31, 1999

                                      FOR THE YEAR ENDED
                                          DECEMBER 31,               CHANGE
                                   ------------------------   -------------------
                                      2000          1999*          $          %
                                   ----------   -----------   ----------    -----
                                     ACTUAL       ACTUAL
                                                   (IN THOUSANDS)
  REVENUE
  Data-internet services......     $   41,368   $      802    $   40,566   5,058.1%
  Voice services..............         10,867           --        10,867        --
                                   ----------   ----------    ----------
          Total revenue.......     $   52,235   $      802    $   51,433   6,413.1%
                                   ==========   ==========    ==========

        * For the period from (Inception) October 13, 1999 through December 31, 1999.

        Our results of operations for the year ended December 31, 2000 include a full year of operations of AT&T Latin America and AT&T do Brasil, six months of operations of AT&T Argentina, since July 1, 2000, and four months of operations of AT&T Chile, AT&T Colombia and AT&T Peru, since August 28, 2000. The results of operations for the period from (Inception) October 13, 1999 through December 31, 1999 of AT&T Latin America include the operations of AT&T Latin America from October 13, 1999 through December 31, 1999 and the results of operations of AT&T do Brasil from December 8, 1999 through December 31, 1999.

        Increases in revenue, cost of revenue, selling, general and administrative expenses, depreciation and amortization were mainly due to the inclusion of the full year of operations in 2000 of AT&T Latin America and AT&T do Brasil, six months of operations of AT&T Argentina, or since July 1, 2000 through December 31, 2000, and four months of operations of AT&T Chile, AT&T Colombia and AT&T Peru, since August 28, 2000 through December 31, 2000, when compared to 1999, which only includes the operations for the period from (Inception) October 13, 1999 through December 31, 1999 of AT&T Latin America and the operations of AT&T do Brasil from December 8, 1999 through December 31, 1999.

                       Actual Year Ended December 31, 2001
               compared to Pro Forma Year Ended December 31, 2000

        Because our historical financial information is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the pro forma results of operations of AT&T Latin America, Netstream, Keytech, and FirstCom as if the companies had been combined as of the beginning of the periods presented. The pro forma results of operations herein presented include certain adjustments as follows: FirstCom's tender offer and consent solicitation for its 14% senior notes, resulting in a reduction of interest expense of $14.5 million and $21.0 million in 2000 and 1999, respectively; the issuance to Global Card Holdings, Inc. (a wholly-owned subsidiary of AT&T Corp.) of 100,000 shares of Mandatorily Redeemable 15% Series B Preferred Stock (in connection with the financing of the tender offer), resulting in an increase of interest expense of $17.5 million and $26.6 million in 2000 and 1999, respectively; additional goodwill amortization expense of $22.4 million and $44.8 million in 2000 and 1999, respectively; and additional selling, general and administrative expenses of $0.7 million and $1.0 million in 2000 and 1999, respectively, resulting from employment arrangements with our Chief Executive Officer.

                                      FOR THE YEAR ENDED
                                          DECEMBER 31,               CHANGE
                                   ------------------------   -------------------
                                      2001          2000           $          %
                                   ----------   -----------   ----------    -----
                                     ACTUAL       PRO FORMA
                                                      UNAUDITED
                                                   (IN THOUSANDS)
  REVENUE
  Data-internet services......     $   88,118   $    53,523   $   34,595    64.6%
  Voice services..............         62,792        35,724       27,068    75.8%
                                   ----------   -----------   ----------
          Total revenue.......     $  150,910   $    89,247   $   61,663    69.1%
                                   ==========   ===========   ==========

        Revenue. Revenue for the year ended December 31, 2001 was $150.9 million compared to pro forma revenue of $89.2 million for the same period in 2000, representing an increase of $61.7 million or 69.1%. This increase in revenue was mainly attributed to our Argentina, Brazil and Peru operations, which combined accounted for $50.0 million or 81.1% of the total pro forma revenue increase. Revenue increase resulted from increases in customers and ports in service connected, which reflected increased selling of services to both existing customers and new customers.

        Our data-internet services segment grew from a pro forma $53.5 million during the year ended December 31, 2000, to $88.1 million for the same period in 2001, representing an increase of $34.6 million or 64.6%. The increase in our data-internet services was mainly due to an increase in our customer base and continued increased demand for bandwidth from our existing business customers.

        Data-internet services accounted for 58.4% of our revenue in 2001. We anticipate that over the long-term data-internet services revenue will continue to represent a majority of total revenue.

        Revenue from voice services grew from pro forma $35.7 million during the year ended December 31, 2000, to $62.8 million for the same period in 2001, representing an increase of $27.1 million or 75.8%. The increase in our voice related revenue was mainly due to the increase in our customer base as well as an increase in minutes of traffic processed, when compared to pro forma 2000.

        We expect that the recent political and economic crisis in Argentina will result in lower than expected revenue growth in U.S. dollar terms in Argentina as a result of the peso devaluation. General economic conditions in the countries in our region may also negatively impact revenue growth. However, we expect overall demand for our services to remain strong, and therefore strong revenue growth in 2002.

        Cost of Revenue. Cost of revenue was $120.1 million for the year ended December 31, 2001, compared to pro forma cost of revenue of $73.5 million for the same period in 2000, representing an increase of $46.6 million or 63.5%. Cost of revenue consists of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs. Although we expect that cost of revenue will increase in absolute terms as we continue to add network capacity, we expect to continue to increase our service offerings over our existing network capacity as well as obtain better pricing from third party network providers, resulting in gross margin improvements in the future.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $135.7 million for the year ended December 31, 2001, compared to pro forma selling, general and administrative expenses of $107.9 million for the same period in 2000, representing an increase of $27.7 million or 25.7%. The increase in selling, general and administrative expenses resulted primarily from higher headcount during most of the year (headcount was reduced during the third and fourth quarters of 2001), increased professional fees and general business growth. We expect selling, general and administrative expenses to be relatively flat in 2002 and thereafter increase in absolute terms in future periods to the extent that we continue to experience growth and to expand our service offerings. We believe that the peso devaluation in Argentina will have a positive impact on our selling, general and administrative expenses. We also anticipate selling, general and administrative expense, as a percentage of revenue to decrease in future periods. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

        EBITDA. We calculate EBITDA as loss from operations plus depreciation and amortization expense. EBITDA for the year ended December 31, 2001, was $(104.9) or (69.5%) of revenue, compared to pro forma EBITDA of $(92.2) or (103.3%) of pro forma revenue for the same period in 2000. Our operations in Peru had $0.7 million positive EBITDA for the year ended 2001. All other countries' EBITDA was negative. During 2001 EBITDA was negatively affected by restructuring charges of $2.3 million associated with our head-count reduction, additional bad debt expense of $2.9 million, compensation expense related to tax gross-up of restricted stock grants and employee relocation expenses of $2.6 million, and $1.3 million of cash and non-cash charges related to legal settlements. The improvement in EBITDA as a percentage of revenue reflects the increased utilization of our network as the number of customers and buildings connected increased, and a higher number of services were provided to existing customers. We expect significant EBITDA improvement in 2002 as a result of increased use of our network and continued standardization of our services, business processes and systems across the countries in which we operate. In addition, we believe that the peso devaluation in Argentina will have a positive impact on our costs and expenses.

        Depreciation and Amortization. Depreciation and amortization was $104.1 million for the year ended December 31, 2001, compared to pro forma depreciation and amortization of $75.1 million for the same period in 2000, representing an increase of $28.9 million or 38.5%. The increase in depreciation and amortization was due mainly to the increase in capital expenditures for the build out of our networks over the year. Depreciation and amortization includes depreciation of our installed networks and the amortization of goodwill and other intangible assets related to the FirstCom merger and the acquisitions of Netstream and Keytech. We expect that depreciation will continue to increase as we continue to invest in the installation and expansion of our networks. We expect that adoption of SFAS 142 will reduce our non-cash amortization expense for goodwill and will have a significant material impact on our financial statements.

        Interest Expense. Interest expense, net of $1.1 million of interest income, was $81.2 million for the year ended December 31, 2001, compared to pro forma interest expense of $33.4 million during the same period in 2000, representing an increase of $47.8 million or 143.3%. This increase in interest expense was due mainly to the increase in fixed interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities and demand notes provided by AT&T Corp., as well as notes payable for equipment and other bank loans. As a result of the restructuring of our financing with our parent company, AT&T Corp., we will not be required to pay interest or preferred dividends in cash while the senior secured vendor financing is outstanding.

        Other (Expense) Income, Net. Other (expense) income, net was $20.5 million for the year ended December 31, 2001. Other (expense) income, net is mainly comprised of foreign-currency transaction expense of approximately $28.9 million partially offset by changes in fair value of hedge contracts of $11.6 million (realized gains of $9.6 million and unrealized gains of $2.0 million).

        Net Loss. Net loss was $309.9 million for the year ended December 31, 2001, compared to pro forma net loss of $206.2 million for the same period in 2000, representing an increase of $103.7 million, or 50.3%. We expect to continue to incur net losses in the next several years, as total operating expenses, interest expense and non-cash expenses (primarily depreciation) will continue to exceed our revenue.

                     Pro Forma Year Ended December 31, 2000
               compared to Pro Forma Year Ended December 31, 1999


                                          DECEMBER 31,               CHANGE
                                   ------------------------   -------------------
                                      2000          1999           $          %
                                   ----------   -----------   ----------    -----
                                                   PRO FORMA
                                             UNAUDITED (IN THOUSANDS)
  REVENUE
  Data-internet services......     $   53,523   $    16,468   $   37,055     225.0%
  Voice services..............         35,724        24,450       11,274      46.1%
                                   ----------   -----------   ----------
          Total revenue.......     $   89,247   $    40,918   $   48,329     118.1%
                                   ==========   ===========   ==========

        Revenue. On a pro forma basis, revenue for the year ended December 31, 2000 was $89.2 million, compared to $40.9 million for the same period in 1999, representing an increase of $48.3 million or 118.1%. This increase in pro forma revenue was mainly generated in Brazil and Peru, which combined accounted for $43.9 million or 90.9% of the total pro forma revenue increase. The pro forma revenue increases in Brazil and Peru were due mainly to the beginning stages of their operations during most of the year ended December 31, 1999, when compared to their operations during the year ended December 31, 2000. Pro forma revenue in Colombia and Chile increased at slower pace than Brazil and Peru mainly due to the relatively more developed operations we have in Chile and Colombia.

        On a pro forma basis, the fastest growing operating segment is our data-internet services, which grew from $16.5 million during the year ended December 31, 1999, to $53.5 million for the same period in 2000, representing an increase of $37.1 million or 225.0%. The increase in our pro forma data-internet services was mainly due to an increase in our customer base and the increased demand for bandwidth by our existing business customers.

        Pro forma data-internet services accounted for 60.0% of our revenue in 2000.

        Pro forma voice services revenue grew from $24.5 million during the year ended December 31, 1999, to $35.7 million for the same period in 2000, representing an increase of $11.3 million or 46.1%. The increase in our pro forma voice services revenue was mainly due to increased demand in Chile and Peru.

        Cost of Revenue. On a pro forma basis, cost of revenue was $73.5 million for the year ended December 31, 2000, compared to $28.9 million for the same period in 1999, representing an increase of $44.6 million or 154.5%. Cost of revenue consists of leased line costs, maintenance costs, network and operating system costs, including labor and other direct costs.

        Selling, General and Administrative Expenses. On a pro forma basis, selling, general and administrative expenses were $107.9 million during the year ended December 31, 2000, compared to $38.0 million for the same period in 1999, representing an increase of $70.0 million or 184.2%. The increase in pro forma selling, general and administrative expenses resulted primarily from an increase in headcount and higher marketing and advertising expenses.

        Depreciation and Amortization. On a pro forma basis, depreciation and amortization was $75.1 million during the year ended December 31, 2000, compared to $59.5 million for the same period in 1999, representing an increase of $15.6 million or 26.2%. Pro forma depreciation and amortization include amortization of goodwill and other intangible assets related to the acquisitions of FirstCom, Netstream and Keytech.

        Interest Expense. Pro forma interest expense was $33.4 million for the year ended December 31, 2000, compared to pro forma interest expense of $28.1 million for the same period ended December 31, 1999, an increase of $5.2 million or 18.6%. Pro forma interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities from AT&T Corp. for the latter part of the year ended December 31, 2000.

        Other (Expense) Income, net. On a pro forma basis, other (expense) income, net was ($6.3) million during the year ended December 31, 2000, compared to $1.6 million during the same period in 1999, representing a decrease of $7.9 million.

        Net Loss. On a pro forma basis, net loss was $206.2 million during the year ended December 31, 2000, compared to a net loss of $112.1 million for the same period in 1999, representing an increase in net loss of $94.2 million or 84.0%.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary liquidity needs are for working capital, capital expenditures and debt service. Our primary sources of liquidity are credit facilities from our parent company AT&T Corp., revenue, financing facilities from equipment vendors and unsecured bank facilities in local Latin American credit markets. The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

        Our business is capital intensive and, as such, has required substantial initial capital investment to date. We have been building a high capacity network in the countries in which we operate and are primarily focused on data-internet services. As of the end of 2001, we have completed a substantial portion of our planned capital deployment relating to core network infrastructure. We expect our capital expenditures will be reduced significantly commencing in 2002 (ranging between $80.0 and $100.0 million) and future periods as we continue to increase the utilization of our existing networks. Moreover, we expect that our capital expenditures in 2002 and future years will become more correlated to increases in revenue.

        We have incurred net losses of $446.4 million from the period from (Inception) October 13, 1999 through December 31, 2001. At December 31, 2001 we had a working capital deficit of $107.4 million, which reflects the characterization as long-term debt of $402.7 million of obligations under interim vendor financing notes as well as short-term and current maturities of long-term debt with our parent company AT&T Corp. as a result of the effectiveness of our senior secured vendor financing and restructuring of our financing from our parent company AT&T Corp. We expect to continue incurring operating losses and generating negative cash flow from operations during the next two years and to continue to generate net losses for the next several years. We currently expect to have positive cash flow from operations starting in 2004 and thereafter.

        We believe that our cash on hand, together with our available borrowing capacity under the senior secured vendor financing, our credit facility with our parent company, AT&T Corp., and local bank credit facilities in Latin America markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future working capital deficit becomes greater than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, we will need to obtain additional financings. Our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain the additional cash we may need on acceptable terms and conditions or at all.

FUTURE COMMITMENTS AND FUNDING SOURCES

        At December 31, 2001, our contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands):

CONTRACTUAL CASH
  OBLIGATIONS                                         PAYMENTS DUE IN YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                    TOTAL       2002        2003       2004      2005       2006     THEREAFTER
                                  --------    --------    -------    -------    -------    -------   ----------
Long-term debt, including
  current maturities (a)  ....    $662,142    $ 87,051    $17,794    $13,985    $15,474    $18,749    $509,089
Operating leases .............      46,282       9,445      8,696      7,090      5,061      3,528      12,462
Capacity agreements
 (IRU's) .....................      33,180       1,370     15,370      1,370      1,370      1,370      12,330
Forward contracts (b) ........      12,845      10,785      2,060         --         --         --          --
Purchase commitments for
  capital expenditures (c) ...       3,237       3,237         --         --         --         --          --
                                  --------    --------    -------    -------    -------    -------    --------
Total Contractual Cash
  obligations (d) ............    $757,686    $111,888    $43,920    $22,445    $21,905    $23,647    $533,881
                                  ========    ========    =======    =======    =======    =======    ========

     (a) See "Senior Secured Vendor Financing" on pages 12-13 and Note 15 to the consolidated financial statements on page 73 for additional information regarding our debt including the characterization as of December 31, 2001 as long-term debt of $402.7 million of obligations under interim vendor financing notes as well as short-term and current maturities of long-term debt with our parent company AT&T Corp. as a result of the effectiveness of our senior secured vendor financing and restructuring of our financing from our parent company AT&T Corp.

     (b) The fair value of our forward contracts payable are reflected for informational purposes only. The fair value of our net forward contract payables is subject to market rates changes and the ultimate liability at settlement may materially differ from the amount herein presented.

     (c) Reflects only contractual commitments at December 31, 2001. We expect capital expenditures to range from $80.0 million to $100.0 million in 2002, and to make capital expenditures in later years.

     (d) Reflects only commitments for the specific categories listed and does not reflect such items as trade payable obligations, payroll-related liabilities or contributions to employee-related benefit, savings or deferred compensation plans, or short-term lease obligations.

CAPITAL USES

        During the year ended December 31, 2001, our net cash increased by $13.3 million. The increase in cash reflects cash provided by financing activities of $335.5 million, offset by cash used in operating and investing activities of $321.5 million. Our uses of cash in operations and investing activities were mainly a result of our net loss of $309.9 million for the year ended December 31, 2001, the increase on our working capital deficit, offset by certain non-cash activities, and the use of cash in the continued build-out of our networks.

        We expect to continue to make capital expenditures during 2002 and thereafter relating to our existing and planned network development and operations. During 2002, we expect that capital expenditures will range from $80.0 million to $100.0 million. During 2001 we invested approximately $245.8 million in the development of our networks, of which $107.9 million was financed through vendor financing arrangements.

        We also expect to use capital resources to fund our losses from operations and working capital needs. In addition, we expect non-cash interest expense to increase in the near term as a result of increased debt amounts. As a result of our debt restructuring with AT&T Corp., while the senior secured vendor financing is outstanding interest expense from our Mandatorily Redeemable 15% Series B Preferred Stock and the interest on the loans to us from AT&T Corp. will be deferred to the maturity date of these loans and the redemption date of the preferred stock, which will be October 2008.

        In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. During 2001 and 2000 we purchased $3.8 million and $15.0 million under this agreement. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

        At December 31, 2001, we have future purchase commitments expiring in 2002 for capital expenditures relating to network and equipment of approximately $3.2 million.

CAPITAL RESOURCES

Senior Secured Vendor Financing

        In December 2001, the Company entered into senior secured credit facilities, governed by common terms, with each of Cisco, Lucent and Nortel, in an aggregate principal amount of $298.0 million. These facilities became effective on March 27, 2002.

        The facilities are divided into two portions - first, a tranche of up $199.0 million to be used to finance the purchase of equipment, and related software and services from the three vendors, and second, a tranche of up to $99.0 million to finance duties, taxes and interest on the facility during the availability period. Immediately after the effective date, approximately $143.3 million was outstanding under the facilities, of which $81.5 million was used to refinance short-term notes owed to these vendors plus accrued interest and for certain transaction expenses. The facilities are available through June 2004. After that time, principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008. The facility bears interest at LIBOR + 5.625%, which is payable quarterly, and matures on June 30, 2008. See page 12-13 and Note 15 to the consolidated financial statements on page 73 for more information about this financing.

Financing from Parent Company

        As of December 31, 2001 we had cash and cash equivalents of $28.2 million. As of December 31, 2001 our $100.0 million and $200.0 million credit facilities from AT&T Corp. were fully drawn. Advances from these credit facilities were used for capital expenditures, operations and working capital. Interest under the $100.0 million credit facility accrued at a rate based on LIBOR plus 3.75%. As of December 31, 2001, the outstanding borrowings under the $100.0 million revolving credit facility bore interest at a weighted average annual rate of 5.9%. Interest under the $200.0 million subordinated credit facility accrued at a rate based on LIBOR plus 6.00%. As of December 31, 2001, the outstanding borrowings under the $200.0 million subordinated credit facility bore interest at a weighted average annual rate of 8.1%. As permitted, we have deferred payment of accrued interest of approximately $24.2 million under the $100.0 million and $200.0 million facilities, which have been included as deferred interest in the accompanying consolidated balance sheet as of December 31, 2001.

        As of December 31, 2001 AT&T Corp. had also provided us with additional credit of up to $185.0 million originally payable on demand upon thirty days' notice. As of December 31, 2001, there was $175.8 million outstanding under these demand notes. The demand notes bore interest at a fixed rate of 15.0%. Accrued interest under these demand notes amounted to $6.0 million as of December 31, 2001, which have been included as deferred interest in the accompanying consolidated balance sheet as of December 31, 2001.

        During the first quarter of 2002 we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as $185.0 million under demand notes as of December 31, 2001 and providing for additional financing of $63.0 million. This agreement became effective on March 27, 2002 and all outstanding and available amounts under the credit facilities and demand notes were refinanced under this facility, maturing in October 2008. As a result, we have reflected these amounts as long-term liabilities in our consolidated balance sheet as of December 31, 2001. While the vendor financing is outstanding, we are entitled to defer all accrued and future interest through the maturity date of the loans of December 2008 and we are also entitled to defer accrued and future dividends on the Mandatorily Redeemable 15% Series B Preferred Stock through redemption.

Local Bank Facilities

        AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate amount of $42.9 million maturing through February 2004. At December 31, 2001, there was an aggregate of $35.7 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rate ranging from 6.3% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.9%.


        AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $17.8 million maturing through May 2006. At December 31, 2001, there was an aggregate of $13.7 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rate ranging from 14.0% to 17.0% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 3.0% to 7.0%. The average rate for the six-month Colombian peso interest rate or DTF was 12.5% during the year ended December 31, 2001.

        AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $18.5 million. At December 31, 2001, there was an aggregate of $11.3 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 6.0% to 12.5% per annum.

        AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings of an aggregate amount of $2.7 million. At December 31, 2001, there was an aggregate of $1.2 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 27.0%.

Liquidity Assessment

        We expect to have additional capital requirements in the next several years related to funding our working capital needs, operating losses and debt service obligations and our development and expansion of our communications services and networks.

        Our cash needs will be affected by several factors, including, but not limited to:

        - the amount of cash expected to be used in our operations;

        - our ability to increase revenue;

        - our ability to collect accounts receivable as expected and the timing of collection;

        - the level of competitive pressure on the pricing of our services;

        - our ability to manage and contain costs associated with our expected growth;

        - whether we change our plans for building and expanding our networks;

        - whether interest rates fluctuate materially and the resulting increase in interest obligations under our floating rate facilities;

        - the impact of fluctuations in currency exchange rates in the countries in which we operate on our operations, including the effect on any current or future hedging instruments; and

        - whether we use cash, issue common stock or increase our debt to complete acquisitions and ventures.

        As of December 31, 2001 we had cash and cash equivalents of $28.2 million, $9.2 million available under our facilities with our parent company AT&T Corp. and $19.9 million available under our local bank facilities.

        The initial disbursement under our senior secured vendor financing, which became effective on March 27, 2002, was $143.3 million, which included $81.5 million used to refinance short-term notes due to our equipment vendors and to pay accrued interest and certain transaction expenses and $61.8 million in cash. Since December 31, 2001, we have also drawn down additional proceeds under our facilities from AT&T Corp. Consequently, we have $154.7 million of additional availability under our senior secured vendor financing and $25.0 million of additional availability under our credit facility with AT&T Corp as of March 28, 2002.

        We believe that our cash on hand, together with our available borrowing capacity under the senior secured vendor financing, our credit facility with our parent company, AT&T Corp., and local bank credit facilities in Latin America markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future net cash generated internally is less than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, we will need to obtain additional financing. Our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain additional cash we may need on acceptable terms and conditions or at all.

Seasonality

        To date we have not experienced significant seasonality in our services offerings, however, some reduced demand for our voice services was noted in the latter part of 2001, or summer time, in the countries in which we operate.

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

        We generate all of our revenue from international operations that are susceptible to currency fluctuations. The likelihood and extent of future currency fluctuations in the countries in which we operate in Latin America, future deteriorating economic conditions in those Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined, however, it is expected that the recent political and economic crisis in Argentina will result in lower than expected revenue growth in U.S. dollar terms in Argentina.

        Our customer contracts as well as certain direct costs in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil. During the year ended December 31, 2001, our Brazilian operations were affected by a currency devaluation of approximately 18.5%. Our customer contracts as well as certain direct costs in Argentina have been subject to local regulatory changes due to the recent political and economic crisis. The impact of the recent Argentina political and economic crisis resulted in approximately a 115.0% devaluation of the Argentina Peso during the first two months of 2002. It is uncertain the total impact of the devaluation in Argentina for the rest of the year, however, it is expected that our revenue growth in U.S. dollar terms in Argentina will be materially, adversely affected in 2002.

EFFECTS OF NEW ACCOUNTING STANDARDS

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. We adopted this statement on July 1, 2001. We have historically used the purchase method to account for all business combinations and we do not believe adoption of this statement will materially impact our financial position, cash flows or results of operations.

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Because the amount previously recorded for the amortization of goodwill is significant, we expect that adoption of this accounting standard will have a significant impact on our results. We are currently assessing the impact of the adoption of this standard.

        In order to complete the transitional assessment of a goodwill impairment, we will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired, and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle on our consolidated statement of operations. As of the date of adoption, we have unamortized goodwill and intangibles in the amounts of $759.1 million and $24.1 million, respectively. Our intangible assets other than goodwill have definite lives and as a result will continue to be amortized in 2002 and in the future. We have not yet determined what the effect of these tests will be on our financial position, cash flows or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for us means the standard will be adopted on January 1, 2003. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows for the foreseeable future.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for us means the standard will be adopted on January 1, 2002. We do not expect that the adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows for the foreseeable future.

                                    ITEM 7A.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our operations are exposed to market risks principally from fluctuations in foreign currency exchange rates. We seek to minimize these risks through our regular operating and financing activities and when appropriate, through the use of derivative financial instruments. Our risk management policy is a transaction oriented policy and is not designed to use financial instruments for trading or other speculative purposes.

        Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America, where we conduct business with more than one currency. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges, which are expected to exist within our operations. Management continues to monitor foreign currency risk to determine if any actions, such as the issuance of additional foreign currency denominated debt or other financial instruments, would be warranted to reduce such risk. During the year ended December 31, 2001, Brazil's currency deteriorated in value against the U.S. dollar by approximately 18.5%, resulting in lower revenues and lower expenses in our Brazilian operations when translated into our reporting U.S. dollar currency.

        At December 31, 2001, we had foreign currency forward contracts that hedge certain activities with notional amounts of $463.4 million, maturing in various dates through October 2003. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge, the estimated fair value of undesignated forward contracts would have resulted in additional unrealized gains of $26.1 million or unrealized losses of $20.6 million, respectively, for the year ended December 31, 2001. The effect upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge on our cash flows forward contracts, would have also resulted in additional other comprehensive losses of $3.0 million or additional unrealized other comprehensive gains of $1.9 million, respectively. Because these contracts are entered into for hedging purposes, we believe that these additional unrealized gains or losses would have been largely offset by losses or gains on the foreign underlying commitments resulting in no net dollar impact to us.

        Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to long-term transactions.

        Exposure to Interest Rates. Our senior secured vendor financing, certain notes payable for equipment and a significant amount of our local bank facilities bear interests at variable rates. Any changes in the market interest rate will affect the amount of our interest expense and the ultimate cash pay to these lenders. To date we have not used interest rates swaps to fix the interest cost on these loans.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                       PAGE

Report of Independent Certified Public Accountants.................................    49

Consolidated Balance Sheets as of December 31, 2001 and 2000.......................    50

Consolidated Statements of Operations for the years ended December 31, 2001 and
2000, and the period from (Inception) October 13, 1999 through December 31,
1999...............................................................................    51

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2001 and 2000, and the period from (Inception) October 13, 1999
through December 31, 1999..........................................................    52

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
2000, and the period from (Inception) October 13, 1999 through December 31,
1999...............................................................................    53

Notes to Consolidated Financial Statements.........................................    55


        The valuation and qualifying accounts schedule has been omitted because the required information is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AT&T Latin America Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AT&T Latin America Corp. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (October 13, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in the notes to the financial statements, the Company was required to adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.



/s/ PricewaterhouseCoopers LLP


Miami, Florida
February 28, 2002, except for Note 15,
  as to which the date is March 28, 2002

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       DECEMBER 31,
                                                                                             -------------------------------
                                                                                                2001                 2000
                                                                                             -----------         -----------
                                                                                                       (IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash equivalents .........................................................        $    28,186         $    14,905
  Accounts receivable, net of $8,250 and $793 of allowance for bad
     debts at December 31, 2001 and 2000, respectively ..............................             41,973              15,934
  Recoverable taxes .................................................................             15,219              10,088
  Prepaid expenses and other current assets .........................................             26,816              22,843
                                                                                             -----------         -----------
          Total current assets ......................................................            112,194              63,770
Property and equipment, net .........................................................            493,568             339,470
Goodwill, net of accumulated amortization of $66,383 and $26,701
  at December 31, 2001 and 2000, respectively .......................................            759,067             831,527
Other intangible assets, net of accumulated amortization of $10,598 and $3,450
  at December 31, 2001 and 2000, respectively .......................................             24,130              31,107
Recoverable taxes ...................................................................             24,841              17,219
Other assets ........................................................................             31,511              15,155
                                                                                             -----------         -----------
          Total assets ..............................................................        $ 1,445,311         $ 1,298,248
                                                                                             ===========         ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt (including $53,300 due to AT&T Corp. ...................
    at December 31, 2000), ..........................................................        $    87,051         $   111,712
  Accounts payable and accrued expenses (including $2,209 and $7,357 due to
    AT&T Corp. at December 31, 2001 and 2000, respectively) .........................             80,595             106,156
  Other current liabilities .........................................................             51,956               9,050
                                                                                             -----------         -----------
          Total current liabilities .................................................            219,602             226,918
Long-term debt (including $475,757 and $140,900 due to AT&T Corp. ...................
  at December 31, 2001 and 2000, respectively) ......................................            575,091              98,242
Deferred interest (including $30,172 due to AT&T Corp. ..............................
  at December 31, 2001) .............................................................             31,010                  --
Other liabilities ...................................................................              6,289               8,196
Mandatorily Redeemable 15% Series B Preferred Stock (held by a wholly-owned
  subsidiary of AT&T Corp.) .........................................................            215,232             186,205
                                                                                             -----------         -----------
          Total liabilities .........................................................          1,047,224             519,561
                                                                                             -----------         -----------
Commitments and contingencies (Note 12) .............................................                 --                  --
                                                                                             -----------         -----------

Stockholders' equity:
  Common stock (including 68.5% economic interest owned by
    AT&T Corp., representing 95.6% voting power) ....................................                 11                  11
  Additional paid in capital ........................................................            918,337             915,035
  Unearned restricted stock .........................................................             (2,627)                 --
  Accumulated deficit ...............................................................           (446,429)           (136,456)
  Accumulated other comprehensive (loss) income .....................................            (61,323)                808
  Stockholder loan ..................................................................             (9,882)               (711)
                                                                                             -----------         -----------
          Total stockholders' equity ................................................            398,087             778,687
                                                                                             -----------         -----------
          Total liabilities and stockholders' equity ................................        $ 1,445,311         $ 1,298,248
                                                                                             ===========         ===========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 FOR THE PERIOD
                                                                                                FROM (INCEPTION)
                                                                              FOR THE YEAR      OCTOBER 13, 1999
                                                            FOR THE YEAR         ENDED               THROUGH
                                                                ENDED         DECEMBER 31,         DECEMBER 31,
                                                          DECEMBER 31, 2001       2000                 1999
                                                          -----------------   ------------      ----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Data-internet services .............................        $  88,118         $  41,368           $    802
  Voice services .....................................           62,792            10,867                 --
                                                              ---------         ---------           --------
          Total revenue ..............................          150,910            52,235                802
Cost of revenue ......................................          120,112            54,070                865
Selling, general and administrative expenses .........          135,672            67,695              2,164
Depreciation and amortization ........................          104,053            43,795              1,707
                                                              ---------         ---------           --------
     Loss from operations ............................         (208,927)         (113,325)            (3,934)
Interest expense .....................................           82,283            14,797                 --
Interest income ......................................            1,123             3,037                 --
Other (expense) income, net ..........................          (20,514)           (7,744)              (190)
                                                              ---------         ---------           --------
     Loss before provision for income taxes and
      minority interest...............................         (310,601)         (132,829)            (4,124)
Provision for income taxes ...........................               --                --                 --
Minority interest income .............................              628               497                 --
                                                              ---------         ---------           --------
     Net loss ........................................        $(309,973)        $(132,332)          $ (4,124)
                                                              =========         =========           ========
Basic and diluted net loss per common share ..........        $   (2.66)        $   (1.43)          $  (0.05)
                                                              =========         =========           ========
Weighted average common shares outstanding ...........          116,484            92,757             80,000
                                                              =========         =========           ========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                OTHER
                                                          ADDI-                                 COMPRE-                    TOTAL
                                      COMMON STOCK       TIONAL      UNEARNED                   HENSIVE                    STOCK
                                    ----------------     PAID IN    RESTRICTED   ACCUMULATED     INCOME    STOCKHOLDER    HOLDERS'
                                     STOCK    AMOUNT     CAPITAL       STOCK       DEFICIT       (LOSS)        LOAN        EQUITY
                                    -------   ------    ---------   ----------   -----------    --------   -----------   ---------
Stock issued at inception
 October 13, 1999 ..............          1    $  --    $      --     $    --     $      --     $     --     $    --     $      --
Capital addition ...............         39       --      376,566          --            --           --          --       376,566
Net loss .......................         --       --           --          --        (4,124)          --          --        (4,124)
Foreign currency translation
 adjustments ...................         --       --           --          --            --        1,352          --         1,352
                                    -------    -----    ---------     -------     ---------     --------     -------     ---------
Balance December 31, 1999 ......         40       --      376,566          --        (4,124)       1,352          --       373,794
2000:1 stock split .............     79,960        8           (8)         --            --           --          --            --
Stock issued for acquisitions ..     34,894        3      518,027          --            --           --          --       518,030
Stockholder loan ...............         --       --           --          --            --           --        (711)         (711)
Stock issued for cash ..........      1,202       --       20,000          --            --           --          --        20,000
Stock issued for stock options
 exercised .....................        200       --          450          --            --           --          --           450
Net loss .......................         --       --           --          --      (132,332)          --          --      (132,332)
Foreign currency translation
 adjustments ...................         --       --           --          --            --         (544)         --          (544)
                                    -------    -----    ---------     -------     ---------     --------     -------     ---------
Balance December 31, 2000 ......    116,296       11      915,035          --      (136,456)         808        (711)      778,687
Stockholder loan ...............         --       --           --          --            --           --      (9,171)       (9,171)
Issuance of stock options to
non-employees ..................         --       --          630          --            --           --          --           630
Stock issued for compensation ..      2,009       --        2,672          --            --           --          --         2,672
Unearned restricted stock ......         --       --           --      (2,627)           --           --          --        (2,627)
Net loss .......................         --       --           --          --      (309,973)          --          --      (309,973)
Foreign currency translation
 adjustments ...................         --       --           --          --            --      (52,092)         --       (52,092)
Net unrealized losses on
 derivative instruments ........         --       --           --          --            --      (10,039)         --       (10,039)
                                    -------    -----    ---------     -------     ---------     --------     -------     ---------
Balance December 31, 2001 ......    118,305    $  11    $ 918,337     $(2,627)    $(446,429)    $(61,323)    $(9,882)    $ 398,087
                                    =======    =====    =========     =======     =========     ========     =======     =========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FOR THE PERIOD
                                                                                                              FROM
                                                                                                           (INCEPTION)
                                                                           FOR THE YEAR ENDED              OCTOBER 13,
                                                                               DECEMBER 31,                1999 THROUGH
                                                                      -----------------------------        DECEMBER 31,
                                                                         2001               2000               1999
                                                                      ------------------------------------------------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
   Net loss ..................................................        $ (309,973)        $ (132,332)        $   (4,124)
   Adjustment to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation and amortization ...........................           104,053             43,795              1,707
     Bad debt expense ........................................             7,457                793                 --
     Unrealized foreign exchange loss (gain) .................            17,041               (544)                --
     Minority interest income ................................              (628)              (497)                --
     Preferred stock accretion ...............................            29,027              9,098                 --
     Stockholder loan accretion ..............................              (474)                --                 --
     Issuance of stock options to non-employees ..............               630                 --                 --
     Unearned restricted stock ...............................                45                 --                 --
     Changes in assets and liabilities net of effect of
      acquisitions:
       Accounts receivable ...................................           (33,496)               317               (415)
       Recoverable taxes .....................................           (12,753)           (14,622)                --
       Prepaid and other current assets ......................            (3,973)           (17,868)               (93)
       Other assets ..........................................           (17,130)           (12,842)                --
       Accounts payable and accrued expenses .................           (25,561)            77,374              3,164
       Other current liabilities .............................            41,282               (696)              (222)
       Deferred interest .....................................            31,010                 --                 --
       Other liabilities .....................................               241             (1,959)                --
                                                                      ----------         ----------         ----------
Net cash (used in) provided by operating activities ..........          (173,202)           (49,983)                17
                                                                      ----------         ----------         ----------
Cash flows from investing activities:
   Purchase of property and equipment ........................          (141,686)          (162,709)            (6,422)
   Redemption of (investment in) short-term
     Securities ..............................................                --             27,078            (27,078)
   Cash acquired from acquisitions ...........................                --             22,557                 --
   Cash paid for acquisitions and contingent
    consideration, including acquisition expenses ............            (6,602)           (15,002)          (320,287)
                                                                      ----------         ----------         ----------
Net cash used in investing activities ........................          (148,288)          (128,076)          (353,787)
                                                                      ----------         ----------         ----------
Cash flows from financing:
   Proceeds (repayments) of other bank facilities, net .......            24,322             18,600              1,414
   Proceeds from parent company credit agreements ............           334,857            140,900                 --
   Repayments of vendor notes ................................           (14,872)                --                 --
   Proceeds from issuance of common stock ....................                --             20,000            376,566
   Proceeds from issuance of preferred stock to parent
    company ..................................................                --            177,107                 --
   Proceeds from issuance of common stock under stock
    option plans .............................................                --                450                 --
   Loans to stockholder ......................................            (8,782)              (711)                --
   Redemption of Senior Notes ................................                --           (187,605)                --
                                                                      ----------         ----------         ----------
Net cash provided by financing activities ....................           335,525            168,741            377,980
                                                                      ----------         ----------         ----------
Net increase (decrease) in cash and cash equivalents .........            14,035             (9,318)            24,210
Net effect of translation on cash ............................              (754)                --                 --
Cash and cash equivalents, beginning of period ...............            14,905             24,223                 13
                                                                      ----------         ----------         ----------
Cash and cash equivalents, end of period .....................        $   28,186         $   14,905         $   24,223
                                                                      ==========         ==========         ==========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        During 2001 and 2000 we acquired property and equipment through vendor financing arrangements for approximately $107.9 million and $30.8 million, respectively.

        In November 2001 we issued in non-cash transactions 2,000,000 shares of class A common stock to our president and CEO in exchange for services. We also issued 9,259 shares of class A common stock to employees for previous services. The issuance of stock was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in the stockholders' equity. The vested portion representing $45,000 was accounted for as compensation expense and has been included in the non-cash adjustments to reconcile net loss to net cash used in operating activities in the accompanying statement of cash flows. See Note 10.

        In August 2000, we completed our merger with FirstCom Corporation, in June 2000, we acquired 100% of the equity interests of Keytech LD S.A. and in December 1999 we acquired 100% of the equity interests in Netstream Telecom Ltda. in transactions accounted for as purchases. The aggregate fair value of net assets acquired in, and the aggregate consideration paid for, these acquisitions, were as follows:

                                                                                      2000               1999
                                                                                   ----------         ----------
          Fair value of net assets acquired
            Service contracts and work force acquired .....................        $   26,000         $    4,900
            Accounts receivable ...........................................            15,758                 --
            Prepaid and other current assets ..............................             8,059                 --
            Property and equipment ........................................           110,557             61,000
            Other assets ..................................................            16,424                 --
                                                                                   ----------         ----------
                    Fair value of non-cash assets acquired ................           176,798             65,900
                                                                                   ----------         ----------
            Long term debt, including current maturities of debt ..........           155,954                 --
            Accounts payable and accrued expenses .........................            33,549              1,000
            Other liabilities .............................................            10,201                 --
                                                                                   ----------         ----------
                    Fair value of liabilities assumed .....................           199,704              1,000
                                                                                   ----------         ----------
          Fair value of net (liabilities assumed) assets acquired,
            excluding cash acquired .......................................           (22,906)            64,900
          Cash acquired ...................................................            22,557                 --
                                                                                   ----------         ----------
          Fair value of net (liabilities assumed) assets acquired .........        $     (349)        $   64,900
                                                                                   ==========         ==========

        The following is a reconciliation of the purchase prices and costs associated with the acquisitions over the estimated fair value of net assets acquired/liabilities assumed allocated to goodwill:

                                                                                      2000               1999
                                                                                   ----------         ----------
          Purchase price, including transactions costs ....................        $  602,082        $  323,210
          Fair value of net liabilities assumed (assets acquired) .........               349           (64,900)
                                                                                   ----------        ----------
          Amount allocated to goodwill ....................................        $  602,431        $  258,310
                                                                                   ==========        ==========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 1-- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of business. AT&T Latin America Corp. is a Delaware corporation and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this Annual Report on Form 10-K as "we," "our," the "Company," "AT&T Latin America," "ATTLA" and "us." We provide communications services under the AT&T brand name to major metropolitan business in Argentina, Brazil, Chile, Colombia and Peru under the AT&T brand name. We deliver our services mainly through our own technologically advanced networks, which interconnect primarily with other third party networks. Our communication services include, among others data, Internet, local and long distance voice, web hosting and managed network services.

        AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.6% of the voting power and 68.5% of the economic interests of our common stock as of March 20, 2002.

        Preparation of financial statements. The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements. We believe the more significant estimates relate to the useful lives of property and equipment and the realization of intangible assets. Actual results could differ from those estimates.

        A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

        Principles of consolidation. The consolidated financial statements include AT&T Latin America Corp. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

        The consolidated financial statements for the year ended December 31, 2001 include the results of operations of AT&T Latin America Corp. and its subsidiaries. The consolidated financial statements for the year ended December 31, 2000 include the results of operations AT&T do Brasil for the year ended December 31, 2000, the results of AT&T Argentina (formerly known as Keytech) for the period from July 1, 2000 through December 31, 2000, and the results of operations of FirstCom Corporation (now known as AT&T Chile, AT&T Colombia and AT&T Peru) for the period from September 1, 2000 through December 31, 2000. The consolidated financial statements for the year ended December 31, 1999 include the results of AT&T do Brasil (formerly known as Netstream) for the period from December 8, 1999 through December 31, 1999.

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

        Improvement costs that we believe add value to our networks are capitalized and depreciated over the improvements' estimated useful lives, while costs of repairs and maintenance are charged to expense as incurred. Upon the replacement or refurbishment of previously capitalized network components, these assets' estimated cost and accumulated depreciation are written-off and any resulting gain or loss is recognized in other (expense) income, net. No gains or losses were recognized during the three years ended December 31, 2001, 2000 and 1999.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


        Goodwill and other intangibles. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period of 20 years. Other intangible assets represent the fair value of service contracts and work forces acquired, and are amortized on a straight-line basis over a period of 3 to 5 years. At December 31, 2001 and 2000 we had recorded goodwill and other intangible assets of $783.2 million and $862.6 million, respectively (net of accumulated amortization of $77.0 million in 2001 and $30.2 million in 2000).

        We review our long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value.

        Derivative Instruments. We use derivative instruments, currently forward contracts, to limit our exposure to fluctuations in foreign currency exchange rates. We do not use derivative instruments for speculative purposes. Our most significant contracts to buy United States ("U.S.") dollars are forward contracts entered into to fix the cost in foreign currency or in U.S. dollar of our denominated obligations in Brazil. We also enter into contracts to buy foreign currencies to fix the cost in U.S. dollars of our denominated foreign currencies obligations in Argentina, Chile and Peru.

        On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recorded on our balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value and the changes in fair value must be immediately included in earnings. If a derivative is a fair value hedge, changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged firm commitment. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income ("AOCI") until the underlying hedged item is recognized in earnings. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking our hedge transactions.

        As of December 31, 2001, we have entered into forward contracts in the notional amount of $463.4 million. The total $13.8 million fair value of forward currency contract assets which are included as prepaid expenses and other current assets on our December 31, 2001 balance sheet, represents unrealized gains on certain of our forward currency contracts selling foreign currencies as result of the strengthening of the dollar compared to the currencies that we hedge. These contracts are used to protect our future cash collections on foreign currencies. In addition, the total $26.6 million of fair value of forward contract liabilities which are included in other current liabilities on our December 31, 2001 balance sheet, represents unrealized losses on certain of our forward currency in our various countries in which we operate in, which are mainly used to fix the cost of our commitments.

        We classify the fair value of our derivative contracts as either current or long-term liabilities and assets depending on whether the maturity date of the derivative contract is within or beyond one year from our balance sheet date, respectively. The cash flows from derivatives treated as hedges are classified in our statements of cash flows in the same category as the item being hedged.

        Upon adoption of SFAS No. 133 on January 1, 2001, our recorded liabilities increased by approximately $0.5 million. This increase in assets and liabilities primarily represented the recording of offsetting unrealized gains and losses on our foreign currency forward contracts, respectively. In accordance with the transition provisions of SFAS No. 133, we recorded an adjustment of $0.5 million in operations to record the unrealized net losses from our hedges that existed on January 1, 2000.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


        Derivative gains and losses included in AOCI are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. During 2001, net changes in the fair value of our cash flow hedges amounted to unrealized losses of $10.0 million. No fair value hedges or cash flow hedges were de-recognized or discontinued in fiscal 2001. The estimated unrealized net losses from our cash flows hedges expected to be reclassified to earnings during the next twelve months amounted to $10.0 million. At December 31, 2001, AOCI included $10.0 million of unrealized net losses from cash flow hedge derivatives.

        Revenue recognition. We recognize data-internet services revenue when the services are provided in accordance with contract terms. We recognize long distance and local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. This includes amounts collected in advance for sales of prepaid calling cards. We occasionally lease or sell customer premise equipment ("CPE"). Revenue for sale of CPE is recognized as products are delivered and accepted by customers, and revenue for leased CPE is recognized as lease payments are received.

        Advertising and Promotional Expenses. Advertising and promotional expenses are charged to operations as incurred. Advertising and promotional expense for the years ended December 31, 2001 and 2000 was $11.2 million and $15.3 million, respectively. For the period from inception October 13, 1999 through December 31, 1999, the Company incurred $0.1 million of advertising and promotional expense.

        Foreign currency translation and transactions. We operate in various Latin American countries, which are subject to political, monetary, economic and regulatory risks. For foreign subsidiaries using local currency as their functional currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Translation adjustments resulting from this process are reported in AOCI within stockholders' equity. Revenues and expenses of these foreign subsidiaries and affiliates are translated at weighted average exchange rates for the period. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net loss.

        Software capitalization. Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are included within other assets and are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. We also capitalize initial operating-system software costs and amortize them over the life of the associated hardware.

        We capitalize costs associated with the development of application software incurred from the time technological feasibility is established until the software is ready to provide service to customers. These capitalized costs are included in property, plant and equipment and are amortized over a useful life not to exceed five years.

        Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as long-term contracts, allowance for doubtful accounts, depreciation and amortization, employee benefit plans, taxes, restructuring reserves and contingencies.

        Concentrations. As of December 31, 2001, we do not have any significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact our operations. We also do not have a concentration of available sources of labor, services, franchises or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with several high-quality credit institutions.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


        Loss per share. Basic loss per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding shares of Class A and Class B common stock. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. Any difference between basic and diluted weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting. Potentially dilutive shares as of December 31, 2001 and 2000 of approximately 1,018,655 and 7,652,318, respectively were not included in the diluted per share calculation because their effects would be anti-dilutive due to our loss position. Accordingly, for 2001 and 2000, diluted net loss per common share is the same as basic net loss per common share. No stock options were outstanding during 1999.

        Stock based compensation. We adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation.

        Credit risk. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk, including counter party non-performance under derivative instruments, is considered minimal as the Company only deals with large well-established financial institutions.

        Comprehensive income (loss). As reflected in the consolidated statement of changes in stockholders' equity, comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with stockholders. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and net unrealized losses on derivative instruments. Our cumulative comprehensive loss was $507.8 million and $135.6 million as of December 31, 2001 and 2000, respectively. Our comprehensive loss for the years ended December 31, 2001 and 2000 was $372.1 million and $132.9 million, respectively. Our comprehensive loss for the period from (Inception) October 31, 1999 through December 31, 1999 was $2.8 million. The components of the change in comprehensive loss for the year ended December 31, 2001 are net loss of $309.9 million, foreign currency translation adjustments of $52.1 million and unrealized losses on derivative instruments of $10.0 million.

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

        Fair value of financial instruments. We estimate the fair value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our financial instruments are not held for trading or speculative purposes. Our short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying value. The fair value of other financial instruments we held were as follows:

        At December 31, 2001 and 2000, the fair value of our recoverable taxes was $40.1 million and $27.3 million, respectively. Our recoverable taxes are mainly future inflows of foreign currencies in the countries in which we operate and are subject to currency fluctuations. The amount that will be ultimately collected may materially differ from the amounts recorded on our balance sheet. Future exchange gains or losses at the time these recoverable taxes are collected will be reflected in our statement of operations as other (expense) income, net.

        At December 31, 2001 and 2000, the fair value of our undesignated forward contracts was $2.0 million and $0.5 million, respectively. The fair value of our cash flows forward contracts was $10.0 million at December 31, 2001. These forward contracts mature through November 2003. The fair values of our forward contracts were estimated based on market interest rates and foreign exchange rates.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


        At December 31, 2001 and 2000, long-term other assets included marketable securities, held in Rabbi Trusts for certain of our nonqualified benefit plans. These assets had carrying and fair values of $1.8 million at December 30, 2001.

        Our Mandatorily Redeemable 15% Series B Preferred Stock is carried at its liquidation value of $215.2 million and $186.2 million at December 31, 2001 and 2000, respectively, which includes accrued preferred dividends.

        Reclassification. Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2 -- LIQUIDITY

        Our primary liquidity needs are for working capital, capital expenditures and debt service. Our primary sources of liquidity are credit facilities from our parent company AT&T Corp., revenue, financing facilities from equipment vendors and unsecured bank facilities in local Latin American credit markets. The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

        Our business is capital intensive and, as such, has required substantial initial capital investment to date. We have been building a high capacity network in the countries in which we operate and are primarily focused on data-internet services. As of the end of 2001, we have completed a substantial portion of our planned capital deployment relating to core network infrastructure. We expect our capital expenditures will be reduced significantly commencing in 2002 (ranging between $80.0 and $100.0 million) and future periods as we continue to increase the utilization of our existing networks. Moreover, we expect that our capital expenditures in 2002 and future years will become more correlated to increases in revenue.

        We have incurred net losses of $446.4 million from the period from (Inception) October 13, 1999 through December 31, 2001. At December 31, 2001 we had a working capital deficit of $107.4 million, which reflects the characterization as long-term debt of $402.7 million of obligations under interim vendor financing notes as well as short-term and current maturities of long-term debt with our parent company AT&T Corp. as a result of the effectiveness of our senior secured vendor financing and restructuring of our financing from our parent company AT&T Corp. See Notes 15. We expect to continue incurring operating losses and generating negative cash flow from operations during the next two years and to continue to generate net losses for the next several years. We currently expect to show positive cash flow from operations starting in 2004 and thereafter.

        We believe that our cash on hand, together with our available borrowing capacity under the senior secured vendor financing, our credit facility with our parent company, AT&T Corp., and local bank credit facilities in Latin America markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future working capital deficit becomes greater than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain the additional cash we may need on acceptable terms and conditions or at all.

NOTE 3 -- INVESTING ACTIVITIES

        In May 2001, we acquired certain assets, consisting of telecommunications networks and licenses, from Millenium Telecomunicaciones de Colombia for approximately $5.6 million. We have accounted for this acquisition in accordance with the purchase method for business combinations.

        In January 2001, we acquired certain assets, consisting of telecommunications networks and licenses, from Maderored S.A. in Argentina for $3.2 million. We have accounted for this acquisition in accordance with the purchase method for business combinations.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


        In August 2000, we completed our merger with FirstCom. We have accounted for the FirstCom merger in accordance with the purchase method for business combinations.

        In June 2000, we completed the acquisition of Keytech LD S.A. (now known as AT&T Argentina). In 2001 we paid additional contingent consideration to former Keytech shareholders. We have accounted for the acquisition of Keytech in accordance with the purchase method for business combinations.

        In August 1999, an indirect wholly owned subsidiary of AT&T Corp. entered into an agreement to acquire 100% of the capital of Netstream. The acquisition of Netstream closed on December 8, 1999 when AT&T Corp. acquired 100% of the issued and outstanding capital stock of Netstream, now known as AT&T do Brasil. On the acquisition date, AT&T Corp. contributed its entire equity interest in Netstream plus cash to us in consideration of all of our outstanding Class B common stock. We accounted for the acquisition under the purchase method of accounting for financial reporting purposes.

        The resulting goodwill from all our acquisitions is amortized on a straight-line basis over a twenty-year period. Other intangible assets representing the fair value of the existing service contracts and work force acquired is amortized on a straight-line basis over a three to five-year period.

        The most significant adjustments to the balance sheets resulting from each of the acquisitions described in this note are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying consolidated statements of cash flows.

        The following table states, for the periods presented, our unaudited pro forma results of operations as if the mergers with Netstream, Keytech and FirstCom had been completed as of the beginning of the periods presented (in thousands). The pro forma results of operations herein presented include certain adjustments as follows: FirstCom's tender offer and consent solicitation for its 14% senior notes, resulting in a reduction of interest expense of $14.5 million and $21.0 million in 2000 and 1999, respectively; the issuance to Global Card Holdings, Inc. (a wholly-owned subsidiary of AT&T Corp.) of 100,000 shares of Mandatorily Redeemable 15% Series B Preferred Stock (in connection with the financing of the tender offer), resulting in an increase of interest expense of $17.5 million and $26.6 million in 2000 and 1999, respectively; additional goodwill amortization expense of $22.4 million and $44.8 million in 2000 and 1999, respectively; and additional selling, general and administrative expenses of $0.7 million and $1.0 million in 2000 and 1999, respectively, resulting from employment arrangements with our Chief Executive Officer.

                                                     2000           1999
                                                     ----           ----
                                                         (UNAUDITED)
PRO FORMA RESULTS:                                       IN THOUSANDS
Revenue......................................    $      89,247    $      40,918
                                                 =============    =============
Operating loss...............................    $    (167,287)   $     (85,460)
                                                 =============    =============
Net loss.....................................    $    (206,236)   $    (112,060)
                                                 =============    =============
Basic and diluted loss per common share......    $       (1.77)   $       (0.97)
                                                 =============    =============

        These pro forma results are presented for informational purposes only and are not necessarily indicative of our future results of operations or financial position or our results of operations or financial position that would have been achieved had the acquisition actually occurred as of the beginning of the periods presented.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following (in thousands):

                                                                  DECEMBER       ESTIMATED
                                               DECEMBER 31,         31,         USEFUL LIVES
                                                   2001             2000         (IN YEARS)
                                               --------------   -------------   -------------

Switching equipment......................      $     86,932     $     74,384         5
Transmission equipment...................           129,552           95,363         7
Cables...................................            59,149           37,491        10
Underground installation.................           114,964           82,481        25
Construction in progress.................            84,379           20,600        --
Office equipment, furniture, vehicles
  and other..............................            87,624           48,611       3 to 10
                                               --------------   -------------
                                                    562,600          358,930
Less: Accumulated depreciation...........           (69,032)         (19,460)
                                               --------------   -------------
                                               $    493,568     $    339,470
                                               ==============   =============

        Depreciation expense related to the property and equipment was $53.7 million and $17.6 million for the years ended December 31, 2001 and 2000, respectively. Depreciation expense for the period from (Inception) October 13, 1999 to December 31, 1999 was $0.5 million.

NOTE 5 -- DEBT

        Debt is comprised of the following (in thousands):

                                                                                DECEMBER 31,       DECEMBER 31,
                                                                                   2001               2000
                                                                             ----------------   ----------------

        Revolving credit facility, at LIBOR plus 3.75% (5.6% to 6.4%
          at December 31, 2001).........................................     $       100,000    $       100,000
        Subordinated credit facility, at LIBOR plus 6.00% (8.1% at
          December 31, 2001)............................................             200,000             40,900
        Demand notes, at 15% fixed rate.................................             175,757                 --
        Interim notes payable for equipment, at 12% fixed interest rates
          to variable interest rate LIBOR plus 5.3%.....................              73,803             31,514
        Notes payable for equipment.....................................              50,718                 --
        Other bank facilities...........................................              61,864             37,540
                                                                             ----------------   ----------------
        Total debt......................................................             662,142            209,954

        Less current maturities.........................................             (87,051)          (111,712)
                                                                             ----------------   ----------------

        Long-term debt..................................................     $       575,091    $        98,242
                                                                             ================   ================

REVOLVING AND SUBORDINATED CREDIT FACILITIES AND DEMAND NOTES (RELATED PARTIES)

        Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., and AT&T Corp. provided us with two credit facilities with an aggregate amount of $300.0 million. These facilities were fully drawn as of December 31, 2001. Interest under the $100.0 million credit facility accrued at a rate based on LIBOR plus 3.75%. As of December 31, 2001, the outstanding borrowings under the $100.0 million revolving credit facility bore interest at a weighted average annual rate of 5.9%. Interest under the $200.0 million subordinated credit facility accrued at a rate based on LIBOR plus 6.00%. As of December 31, 2001, the outstanding borrowings under the $200.0 million subordinated credit facility bore interest at a weighted average annual rate of 8.1%. As permitted, we have deferred payment of accrued interest of approximately $24.2 million under the $100.0 million and $200.0 million facilities, which have

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


been included as deferred interest in the accompanying consolidated balance sheet as of December 31, 2001.

        During 2001, AT&T Corp. also provided us with additional credit of up to $185.0 million originally payable on demand upon thirty days' notice. As of December 31, 2001, there was $175.8 million outstanding under these demand notes. The demand notes bore interest at a fixed rate of 15.0%. Accrued interest under these demand notes amounted to $6.0 million as of December 31, 2001, which have been included as accrued interest in the accompanying balance sheet as of December 31, 2001.

        During the first quarter of 2002 we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as amounts provided under demand notes. The restructuring provides for additional borrowings of $150.0 million, which includes the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing. While the senior secured vendor financing is outstanding, we are entitled to defer all accrued and future interest through the maturity date of the loans of October 2008 and we are also entitled to defer accrued and future dividends on the Mandatorily Redeemable 15% Series B Preferred Stock through redemption. As a result of this restructuring, we have classified this debt as long-term as of December 31, 2001.

SENIOR SECURED VENDOR FINANCING

        On March 27, 2002, our senior secured vendor financing with our strategic vendors Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks became effective. The vendor financing is comprised of two tranches:
Tranche A for $199 million to be used for equipment purchases; and, Tranche B for $99 million to cover such items as costs associated with customs, taxes, import duties, interest, fees, and closing expenses. The vendor facility bears interest at LIBOR + 5.625%, which is payable quarterly, and matures on June 30, 2008. See Note 15 for more information about this financing.

INTERIM NOTES PAYABLE FOR EQUIPMENT

        During 2001 and 2000, we entered into a number of interim vendor financing arrangements. These interim vendor financings are described below. Our long-term senior secured vendor financing became effective on March 27, 2002. These interim notes were refinanced in connection with the effectiveness of the financing and as a result have been reflected as long-term as of December 31, 2001. See additional information above under Senior Secured Vendor Financing and Note 15.

        In August 2000 we entered into a short-term vendor financing agreement providing for up to $30.0 million, and in May 2001 it was increased to up to $50.0 million. In August 2001, the total amount was reset at $39.0 million. The facility was later amended to mature on March 31, 2002. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.25%. As of December 31, 2001, there was $32.5 million in outstanding borrowings under this agreement bearing interest at a weighted average annual rate of 8.9%.

        In October 2000 we entered into a short-term vendor financing agreement providing for a maximum financing of $14.1 million. On June 28, 2001, the outstanding amounts under this financing agreement were refinanced under four new short-term financing agreements maturing on March 31, 2002. Borrowings under these short-term vendor financing agreements bear interest at a fixed rate of 12.0%. As of December 31, 2001, there was $7.7 million in outstanding borrowings under this agreement.

        In April 2001 we entered into a short-term vendor financing agreement providing financing of $3.3 million. Borrowings under this short-term vendor financing agreement bear interest at a rate based on LIBOR plus 5.25%. Amounts outstanding under this vendor financing were paid in August 2001.

        In March 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $23.9 million. Borrowings under this short-term vendor financing agreement bear interest at a fixed annual rate of 12%. Amounts outstanding under this vendor financing were paid in November 2001.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


        In June 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $1.8 million. Borrowings under this short-term vendor financing agreement bear interest at a fixed annual rate of 12.0%. Amounts outstanding under this vendor financing were paid in November 2001.

        During August and September 2001, we entered into various short-term vendor financing agreements providing an additional financing of $3.5 million maturing on December 31, 2001. These financings were later amended to mature on March 31, 2002. As of December 31, 2001, there was $3.5 million in outstanding borrowings under these agreements bearing interest at a fixed rate of 12.0%.

        In December 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $28.2 million maturing on March 31, 2002. As of December 31, 2001, there was $28.2 million in outstanding borrowings under this agreement bearing interest at a fixed annual rate of 12.0%.

        In December 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $1.9 million maturing on March 31, 2002. As of December 31, 2001, there was $1.9 million in outstanding borrowings under this agreement bearing interest at a fixed annual rate of 12.0%.

NOTES PAYABLE FOR EQUIPMENT

        In November 1998 a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The equipment being financed collateralizes this vendor financing. As of December 31, 2001, there was approximately $8.0 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 10.2%. The availability period for financing under this agreement expired on December 31, 2000.

        In July 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $4.0 million maturing in March 2002. As of December 31, 2001, there was $4.0 million in outstanding borrowings under this agreement bearing interest at a LIBOR plus 7.0%, or 10.8%.

        In August and September 2001 we entered into various long-term vendor financing agreements providing for a maximum financing of $11.4 million maturing in April 2004. As of December 31, 2001, there was $5.1 million in outstanding borrowings under these agreements bearing interest at a LIBOR plus 7.0%, or 10.5%.

        In August 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $20.7 million maturing in May 2002. As of December 31, 2001, there was $15.0 million in outstanding borrowings under this agreement bearing interest at a LIBOR plus 8.0%, or 11.9%.

        In September 2001 we entered into various vendor financing agreements providing for a maximum financing of $12.0 million, of which $5.0 million matures in March 2002 and the remaining $7.0 million matures on April 2002. As of December 31, 2001, there was $12.0 million in outstanding borrowings under these agreements bearing interest at a fixed rate of 12.0%.

        We also entered into various short-term vendor financing agreements providing for a maximum financing of $4.0 million with maturities in July, August and September 2002. As of December 31, 2001, there was $3.6 million in outstanding borrowings under these agreements bearing interest at a fixed rate of 17.5%.

        In November 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $3.7 million maturing in March 2003. As of December 31, 2001, there was $3.0 million in outstanding borrowings under this agreement bearing interest at a fixed rate of 17.5%.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


LOCAL BANK FACILITIES

        AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate amount of $42.9 million maturing through February 2004. At December 31, 2001, there was an aggregate of $35.7 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rate ranging from 6.3% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.9%.

        AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $17.8 million maturing through May 2006. At December 31, 2001, there was an aggregate of $13.7 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rate ranging from 14.0% to 17.0% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 3.0% to 7.0%. The average rate for the six months Colombian peso interest rate or DTF was 12.5% during the year ended December 31, 2001.

        AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $18.5 million. At December 31, 2001, there was an aggregate of $11.3 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rate ranging from 6.0% to 12.5% per annum.

        AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings of an aggregate amount of $2.7 million. At December 31, 2001, there was an aggregate of $1.2 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 27.0%.

    Our debt matures as follows (in thousands):

2002....................................    $        87,051
2003....................................             17,794
2004....................................             13,985
2005....................................             15,474
2006....................................             18,749
Thereafter (through 2008)...............            509,089
                                            ---------------
                                            $       662,142

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

        On August 28, 2000, we financed the tender offer through the issuance of 100,000 shares to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Preferred Stock having an aggregate liquidation value as of December 31, 2001 of $215.2 million. The shares of Mandatorily Redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. Either Global Card Holdings or we may redeem all of the Mandatorily Redeemable 15% Series B Preferred Stock at any time after August 28, 2004 at a redemption price equal to the liquidation value. The accompanying statements of operations for the years ended December 31, 2001 and 2000, includes $29.0 million and $9.1 million, respectively, recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Preferred Stock.

        Dividends on the Mandatorily Redeemable 15% Series B Preferred Stock will be deferred in connection with the restructuring of our credit facilities with our parent company credit facilities. See Notes 5 and 15.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 7 -- CAPITAL STOCK

        We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At December 31, 2001 and 2000, approximately 45,224,017 and 43,214,758 shares, respectively, of Class A common stock were issued and outstanding. At December 31, 2001 and 2000, we had approximately 73,081,595 shares of Class B common stock issued and outstanding.

        Holders of AT&T Latin America's Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share, on all matters to be voted on by stockholders, including the election of directors. Class B shares are convertible into Class A shares on a share-for-share basis at the option of the holder at any time, or automatically upon transfer to a person or entity which is not a permitted transferee. Permitted transferees include AT&T Corp. and any person or entity in which it owns directly or indirectly 50% or more of the equity securities.

        AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.6% of the voting power and 68.5% of the economic interests of our common stock as of March 20, 2002.

NOTE 8 -- STOCK OPTION PLANS

        Our board of directors approved our 2000 Long Term Incentive Plan after the FirstCom merger (the "2000 Plan"), which was approved by our stockholders at our annual meeting in May 2001. The 2000 Plan authorizes the granting of awards (including options and restricted stock) for the issuance of shares of our Class A common stock in an aggregate amount of 17,444,452, or 15% of our total outstanding capital stock at the time the FirstCom merger was completed. Typically, options under this plan are granted at fair market value at the date of grant, vest between three to five years and terminate no later than 10 years from the date of grant. Under this plan there were approximately 4,595,592 shares underlying awards available for grant at December 31, 2001.

        With the acquisition of FirstCom, we assumed the outstanding stock options under FirstCom's plan, which amounted to approximately 8,432,166 options as of August 28, 2000. The stock options assumed from FirstCom are separate from, and not subject to the capacity limits under, our 2000 Plan.

        The following is a summary of all stock option transactions, including the assumed options from FirstCom:

                                                                WEIGHTED
                                                                AVERAGE
                                              STOCK             EXERCISE
                                             OPTIONS             PRICE
                                           -------------       ----------
Outstanding December 31, 1999.........               --            --
  Options assumed in acquisition......        8,432,166            5.97
  Options granted.....................        3,338,500           16.06
  Options exercised...................          200,000            2.25
  Canceled............................               --            --
                                           ------------
Outstanding December 31, 2000.........       11,570,666            8.95
  Options granted.....................        8,803,300            4.73
  Options exercised...................               --            --
  Canceled............................        1,519,700            9.75
                                           ------------
Outstanding December 31, 2001.........       18,854,266            6.94
                                           ============

        The weighted average fair value of options outstanding as of December 31, 2001 and 2000, was $3.81 and $12.55, respectively. As of December 31, 2001, there were 5,932,360 shares vested with a weighted average

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

exercise price of $4.06.

        The following table summarizes information about stock options outstanding at December 31, 2001:

                                 STOCK OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        -------------------------------------------      -----------------------------
                                             WEIGHTED
                        NUMBER OF            AVERAGE       WEIGHTED                          WEIGHTED
                         STOCK              REMAINING      AVERAGE       NUMBER OF           AVERAGE
                        OPTIONS            CONTRACTUAL     EXERCISE        STOCK             EXERCISE
   EXERCISE PRICE      OUTSTANDING            LIFE          PRICE         OPTIONS             PRICE
-----------------      -----------         -----------    ---------      ---------           ---------
$0.01-$1.74               868,333                5.7      $    1.39         853,333          $    1.39
$1.74-$3.48             3,409,583                6.2           2.40       3,093,083               2.35
$3.49-$5.25             6,023,800                9.0           4.53         834,000               4.37
$5.26-$7.00             2,710,050                8.9           5.66         152,500               5.79
$7.01-$8.75               230,000                7.0           7.92         100,000               8.00
$8.76-$10.50              397,500                6.3           9.84         265,000               9.86
$10.51-$12.25           2,595,000                7.7          10.77         514,444              10.97
$12.26-$14.00              65,000                8.1          13.62          10,000              13.21
$14.01-$16.00                  --                 --             --              --                 --
$16.01-$21.21           2,555,000                8.6          17.36         110,000              17.28
                       ----------                         ---------       ---------          ---------
                       18,854,266                8.0      $    6.94       5,932,360          $    4.06
                                           =========      =========       =========          =========

        We adopted the disclosure-only provisions of SFAS 123 and retained the intrinsic value method of accounting for such stock based compensation. Therefore, no compensation cost has been recognized for options granted to employees and members of the board of directors. All options granted during 2001 and 2000 were granted at fair market value at the date of the grant.

        During 2001 we issued 283,750 stock options to non-employees under the 2000 Plan in connection with settlements of certain claims for which a compensation charges of approximately $0.5 million was recognized as compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2001. We also issued 2,009,259 restricted shares of class A common stock employees in exchange for future services under the 2000 Plan. A compensation charge of approximately $45,000 was recognized as compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2001. See Note 10.

        We have reflected below the 2001 and 2000 earnings as if compensation expense, relative to the fair value of the options granted, had been recorded under the provisions of SFAS 123. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000: a seven, six and five years expected life for 2001, 2000 and 1999, respectively; volatility factors of 87.6%, 97.6% and 90.0%, respectively; risk-free interest rates of 6.5%, 5.9% and 6.0%, respectively; no dividend payments; and an expected annual turn-over of 1%, 10% and 10% for 2001, 2000 and 1999, respectively.

                                               2001                  2000                  1999
                                           ------------          ------------          ------------
Net loss:
  As reported                              $  (309,973)          $  (132,332)          $    (4,124)
                                           ===========           ===========           ===========
  Pro forma                                $  (347,947)          $  (141,625)          $    (4,124)
                                           ===========           ===========           ===========
Basic and diluted loss per share:
  As reported                              $     (2.66)          $     (1.43)          $     (0.05)
  Pro Forma                                $     (2.99)          $     (1.53)          $     (0.05)

NOTE 9 -- INCOME TAXES

        The tax effects of significant items comprising our net deferred tax liability as of December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                               2001                 2000                  1999
                                           -----------           -----------           -----------
Deferred tax assets:
  Net operating losses                         135,128                63,327                 1,771
  Bad debts                                      1,281                 1,281
  Pre-operating expenses                         4,489                 4,489                 4,489
  Non-cash compensation                            567                   567
  Other                                          1,674                   291                    78
  Valuation allowance                         (142,018)              (69,392)               (6,187)
                                           -----------           -----------           -----------
          Total deferred tax assets              1,121                   563                   151
                                           -----------           -----------           -----------
Deferred tax liabilities:
  Property and equipment                        (3,043)               (2,638)
  Intangible assets                             (1,637)               (1,913)               (1,775)
  Other                                           (501)                  (72)
                                                                 -----------           -----------
          Total deferred tax liabilities        (5,181)               (4,623)               (1,775)
                                           -----------           -----------           -----------
Net deferred tax asset (liabilities)             4,060                (4,060)               (1,624)
                                           ===========           ===========           ===========

        SFAS No. 109 requires a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Management has determined that a $69.4 million and a $142 million valuation allowance is necessary at December 31, 2000 and 2001, respectively. A significant portion of the deferred tax assets is related to net operating loss carry forwards. Because we operate in multiple off shore jurisdictions, we considered the need for a valuation allowance on a country-by-country basis.

        The U.S. Federal tax rate reconciles to the worldwide effective tax rate as follows:

                                               2001                 2000                  1999
                                           -----------           -----------           -----------
U.S. statutory federal rate applied to
  pretax income                                  (35.0%)               (35.0%)               (34.0%)
State taxes, net of federal income taxes          (0.2%)                (3.0%)                  --
Goodwill amortization                              3.8%                  3.1%                  8.8%
Preferred stock dividend accretion                 3.3%                  2.4%                   --
Unutilized foreign losses                          0.0%                   --                  24.8%
Valuation allowance                               23.5%                 32.5%                   --
Foreign tax rate differential                      4.6%                  0.0%                  0.0%
Other                                              0.0%                   --                   0.1%
                                           -----------           -----------           -----------
                                                   0.0%                  0.0%                  0.3%
                                           ===========           ===========           ===========

        For the year ended December 31, 2001, the effective income tax rate varies from the statutory U.S. federal income tax rate as a result of the non-deductible items and the need for a valuation allowance.

        At December 31, 2001, we have U.S. federal and state net operating loss carry forwards of approximately $125.0 million expiring through 2021.

        We have foreign net operating loss carry forwards of approximately $80.0 million and $212.0 million at December 31, 2000 and 2001 respectively, which have no expiration date. At December 31, 2001 we also have $72.0 million of foreign net operating loss carry forwards expiring through 2006.

        In connection with the FirstCom merger, we acquired certain U.S. federal and state net operating loss carry forwards and certain foreign net operating loss carry forwards which are subject to a full valuation allowance. If, in the future, the realization of these acquired net operating loss carry forwards becomes more likely than not, any reduction of the associated valuation allowance will be allocated to purchased intangibles.

        During 2000, we completed acquisitions that included certain changes in the ownership of the target company's stock. The Internal Revenue Code restricts the amount of future income that may be offset by the net operating

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


losses and credits incurred prior to an ownership change. In addition, the target company had net operating loss limitations that arose from transactions they had entered into in prior years, which further limits the utilization of net operating losses.

NOTE 10 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Service Mark License Agreement with AT&T Corp. Our service mark license agreement with AT&T Corp. provides for AT&T Corp. to license service marks, including "AT&T" and the AT&T with a fanciful globe design mark, to us for our use. We may also use the "AT&T" mark as part of our trade and corporate names so long as at least half of the licensed services meet service specifications provided by AT&T Corp.

        During the term of the service mark license agreement, we pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues. Initially the designated percentage of gross revenues is 4%. This percentage will decrease to 3.25% (beginning in September 2002) in the third year of the initial term and to 2.5% in the final two years of the initial term. For the years ended December 31, 2001 and 2000, we charged to cost of revenue approximately $6.1 million and $1.7 million, respectively, related to this service mark license agreement fee.

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

        Credit Facility and Demand Notes. AT&T Corp and a wholly owned subsidiary of AT&T Corp. provided us with facilities and demand notes of up to $485.0 million principal amount. These facilities and notes were restructured in March 2002. See Notes 5 and 15.

        Stockholder Loan. As of December 31, 2001, we have a receivable of approximately $9.9 million from our President and Chief Executive Officer. The amounts loaned to Mr. Northland represented a refinancing of a loan extended initially by FirstCom to finance Mr. Northland's purchase of 800,000 restricted common shares of FirstCom prior to the FirstCom merger. The loan is secured by the 800,000 shares of AT&T Latin America Class A common stock received by Mr. Northland and bear interest at a fixed annual rate of 5.41%. The principal and all accrued interest are due on March 1, 2010.

        Restricted Stock and Other Compensation. During November 2001, we issued under our 2000 Plan in exchange for future services 2,000,000 shares of restricted Class A common stock to our president and Chief Executive Officer. The restrictions on the shares lapse over a five-year period as follows: 15% on the first anniversary, 20% on the second anniversary, 30% on the third anniversary, 20% on the fourth anniversary, and 15% on the fifth anniversary. If the price of our Class A common stock trades at $5.00 or more for a period of five days, restrictions will lapse on an additional number of shares that together with shares on which the restrictions had previously lapsed total 1,000,000 shares. If the price of our Class A common trades at $6 or more for a period of five days, restrictions on the remaining restricted shares will lapse. As of December 31, 2001, the vested portion of this grant, representing 25,000 shares, of $33,250 was recorded as compensation expense. We also agreed to pay a tax gross-up on the taxable income resulting to Mr. Northland, which resulted in our payment of $1.6 million in December 2001.

        Other. As of December 31, 2000, we included in accounts payable the amount of $7.4 million for services provided by and paid by AT&T Corp. on our behalf. We paid this amount in November 2001. During 2001, we purchased services from AT&T Corp. and its affiliates including operations support systems consulting services, telecommunications services related to our delivery of managed Internet and long distance services and customer care support in the amount of $11.9 million, $2.2 million of which was outstanding and included in accounts payable

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

and accrued expenses as of December 31, 2001.

NOTE 11 -- OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

        Our operations are segregated and measured by country and segmented by data-internet and voice services. We currently derive a substantial portion of our revenue from data-internet services. For the years ended December 31, 2001, 2000 and 1999, approximately 58.4%, 79.1% and 100.0%, respectively, were generated from data-internet services. No single customer or group of customers accounted for more that 10% of total revenue.

        Our chief operating decision makers measure our operating results by country and use EBITDA as an important measure to our country operating results and performance.

        EBITDA. EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization expense. Management believes EBITDA is meaningful to investors because they provide analyses of operating results using the same measure used by our chief operating decision makers. In addition, we believe that EBITDA allows investors a means to evaluate the financial results of each segment in relation to our total operations. Our calculations of EBITDA may or may not be consistent with the calculation of this measure by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

        DATA-INTERNET SERVICES. Our data-Internet services have local, national and international reach, high availability and high security featuring our common ATM/IP, or asynchras transfer mode/Internet protocol, multi-service network platform and are accessible via single connections (one port per location) to our broadband network. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers' needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

        Our Internet services consist of dial-up and high-speed dedicated access services offered primarily to businesses, as well as to Internet service providers and content providers. Our integrated package to Internet service providers and portals allows these customers to purchase and/or lease their entire access infrastructure from us. Our managed service offers include managed data, Internet and web hosting services.

        VOICE SERVICES. Our portfolio of voice services includes local telephony and long distance services, pre-paid and calling card services and 800 and operator assistance services, depending on our competitive situation and regulatory restrictions in each country. We offer to business customers all available voice services through a combination of different offers. To the consumer mass-market, we offer a more selective set of services which require little or no customization and minimum employee resources, which enables us to use available network capacity, particularly during non-business hours. Voice services are also an important point of entry for other services to some customers, particularly with small and medium sized enterprises.

        The following table sets forth, for 2001, 2000 and 1999 certain information about segment results of operations and segment assets (in thousands):

2001                           ARGENTINA    BRAZIL      CHILE     COLOMBIA     PERU       OTHER(1)     TOTAL
----                           ---------  ----------  ----------  ---------  ----------  ----------  ---------
REVENUE:
Data-internet services.......  $   5,865  $   40,542  $   12,115  $  15,329  $   14,267  $       --  $  88,118
Voice services...............     12,138       6,050      25,834        112      20,563      (1,905)    62,792
                               ---------  ----------  ----------  ---------  ----------  ----------- ---------
         TOTAL REVENUE.......     18,003      46,592      37,949     15,441      34,830      (1,905)   150,910
Cost of revenue..............     20,832      47,502      29,927      7,505      16,249      (1,903)   120,112
Selling, general &
  administrative.............     26,251      33,673      13,567     13,571      17,852      30,758    135,672
                               ---------  ----------  ----------  ---------  ----------  ----------  ---------
EBITDA.......................    (29,080)    (34,583)     (5,545)    (5,635)        729     (30,760)  (104,874)
Depreciation and
  amortization...............     15,246      28,885       6,118      6,703       9,699      37,402     104,053
                               ---------  ----------  ----------  ---------  ----------  ----------  ----------
Operating loss...............  $ (44,326) $  (63,468) $  (11,663) $ (12,338) $   (8,970) $  (68,162) $ (208,927)
                               =========  ==========  ==========  =========  =========== ==========  ==========
         Total assets........  $ 197,279  $  410,886  $   59,964  $  67,926  $   114,948 $  594,308  $1,445,311
                               =========  ==========  ==========  =========  =========== ==========  ==========
Capital expenditures (2).....  $  87,592  $   74,631  $   12,717  $  24,168  $    26,872 $   19,797  $  245,777
                               =========  ==========  ==========  =========  =========== ==========  ==========

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

2000                           ARGENTINA    BRAZIL      CHILE     COLOMBIA      PERU      OTHER(1)     TOTAL
----                           ---------  ----------  ----------  ---------  ----------  ----------  ---------
REVENUE:
  Data-internet services...... $     475  $   25,505  $    8,830  $   3,465  $    3,093  $       --  $  41,368
  Voice services..............        43       2,456       3,611         --       5,465        (708)    10,867
                               ---------  ----------  ----------  ---------  ----------  ----------- ---------
         TOTAL REVENUE........       518      27,961      12,441      3,465       8,558        (708)    52,235
Cost of revenue...............     2,219      37,540       9,245      1,741       4,558      (1,233)    54,070
Selling, general &
  administrative..............     9,437      28,348       5,425      5,649       6,596      12,240     67,695
                               ---------  ----------  ----------  ---------  ----------  ----------  ---------
EBITDA........................   (11,138)    (37,927)     (2,229)    (3,925)     (2,596)    (11,715)   (69,530)
Depreciation and
  amortization................       713      25,713       1,738      1,446       2,137      12,048     43,795
                               ---------  ----------  ----------  ---------  ----------  ----------  ---------
Operating loss................ $ (11,851) $  (63,640) $   (3,967) $  (5,371) $   (4,733) $  (23,763) $(113,325)
                               ========== =========== =========== ========== =========== =========== ==========
         Total assets......... $  93,568  $  421,582  $   44,261  $  45,504  $   85,846  $  607,487  $1,298,248
                               =========  ==========  ==========  =========  ==========  ==========  ==========
Capital expenditures (2)...... $  71,591  $   94,030  $    6,533  $   3,998  $   16,795  $      576  $ 193,523
                               =========  ==========  ==========  =========  ==========  ==========  =========


1999                           ARGENTINA    BRAZIL      CHILE     COLOMBIA      PERU      OTHER(1)     TOTAL
----                           ---------  ----------  ----------  ---------  ----------  ----------  ---------
EVENUE:
  Data-internet services...... $      --  $      802  $       --  $      --  $       --  $       --  $     802
  Voice services..............        --          --          --         --          --          --         --
                               ---------  ----------  ----------  ---------  ----------  ----------  ---------
         TOTAL REVENUE........        --         802          --         --          --          --        802
Cost of revenue...............        --         865          --         --          --          --        865
Selling, general &
  administrative..............        --         874          --         --          --       1,290      2,164
                               ---------  ----------  ----------  ---------  ----------  ----------  ---------
EBITDA........................        --        (937)         --         --          --      (1,290)    (2,227)
Depreciation and
  amortization................        --         512          --         --          --       1,195      1,707
                               ---------  ----------  ----------  ---------  ----------  ----------  ---------
Operating loss................ $      --  $   (1,449) $       --  $      --  $       --  $   (2,485) $  (3,934)
                               =========  =========== ==========  =========  ==========  =========== ==========
         Total assets......... $      --  $  106,016  $       --  $      --  $       --  $  278,412  $ 384,428
                               =========  ==========  ==========  =========  ==========  ==========  =========
Capital expenditures ......... $      --  $    6,422  $       --  $      --  $       --  $       --  $   6,422
                               =========  ==========  ==========  =========  ==========  ==========  =========

----------

(1) Other consists primarily of corporate operations, intercompany eliminations and the results of operations of the executive management Rabbi trust. All material intercompany accounts and transactions have been eliminated.

(2) Includes property and equipment acquired through vendor financing arrangements of approximately $107.9 million in 2001 and $30.8 million in 2000.

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

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

        We have operating lease agreements for our premises and equipment that expire on various dates through 2010. Amounts due under the operating agreements are subject to increases in accordance with their terms. Rent expense for the years ended December 31, 2001 and 2000 were $8.0 million and $4.3 million, respectively. For the period October 31, 1999 through December 31, 1999 rent expense was $0.1 million.

        In August 2000 we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of Sao Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of December 31, 2001, approximately $18.8 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

                           AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

        Minimum future lease payments under non-cancelable operating leases, including the capacity purchase agreement, in effect at December 31, 2001 were as follows (in thousands):

2002..........................    $  10,815
2003..........................       24,066
2004..........................        8,460
2005..........................        6,431
2006..........................        4,898
Thereafter (through 2015).....       24,792
                                  ---------
                                  $  79,462
                                  =========

        In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000. While these matters could affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position or annual results of operations.

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

NOTE 13 -- NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. We adopted this statement on July 1, 2001. We have historically used the purchase method to account for all business combinations and we do not believe adoption of this statement will materially impact our financial position, cash flows or results of operations.

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Because the amount previously recorded for the amortization of goodwill is significant, we expect that adoption of this accounting standard will have a significant impact on our results. We are currently assessing the impact of the adoption of this standard.

        In order to complete the transitional assessment of a goodwill impairment, we will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999


may be impaired, and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle on our consolidated statement of operations. As of the date of adoption, we have unamortized goodwill and intangibles in the amounts of $759.1 million and $24.1 million, respectively. Our intangible assets other than goodwill have definite lives and as a result will continue to be amortized in 2002 and in the future. We have not yet determined what the effect of these tests will be on our financial position, cash flows or results of operations.

        In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for us means we will adopt SFAS No. 143 effective January 1, 2003. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

        In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for us means the standard will be adopted on January 1, 2002. We do not expect that the adoption of SFAS No. 144 will have a material impact on our results of operations, financial position or cash flows.

NOTE 14 -- QUARTERLY INFORMATION (UNAUDITED)

        The following table presents unaudited quarterly operating results for the years ended December 31, 2001 and 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes therefore for the period presented.

                                                   2001 QUARTER ENDED                              2000 QUARTER ENDED
                                  ----------------------------------------------    ----------------------------------------------
                                    MAR 31      JUN 30      SEP 30       DEC 31      MAR 31      JUN 30       SEP 30       DEC 31
                                  --------    ---------    --------    ---------    --------    ---------    ---------    --------
      Revenue ..................  $ 31,670    $  33,647    $ 39,260    $  46,333    $  4,364    $   6,145    $   13,809   $ 27,917
                                  ========    =========    ========    =========    ========    =========    =========    ========
      Gross margins ............  $  5,898    $   5,277    $  6,884    $  12,739    $ (2,557)   $     709    $    (144)   $    157
                                  ========    =========    ========    =========    ========    =========    =========    ========
      Operating loss ...........  $(51,557)   $ (53,458)   $(50,305)   $ (53,607)   $(12,949)   $  (9,203)   $ (25,391)   $(65,782)
                                  ========    =========    ========    =========    ========    =========    =========    ========
      Net loss .................  $(72,968)   $ (73,051)   $(79,700)   $ (84,254)   $(11,217)   $  (9,405)   $ (28,550)   $(83,160)
                                  ========    =========    ========    =========    ========    =========    =========    ========
      Basic and diluted net loss
        per common share .......  $  (0.63)   $   (0.63)   $  (0.69)   $   (0.72)   $  (0.14)   $   (0.12)   $   (0.29)   $  (0.72)
                                  ========    =========    ========    =========    ========    =========    =========    ========
      Weighted average common
        shares outstanding .....   116,296      116,296     116,296      117,063      80,000       80,023       94,299     116,296)
                                  ========    =========    ========    =========    ========    =========    =========    ========


      EBITDA(a) ................  $(26,858)   $ (28,702)   $(25,064    $ (24,250)   $ (6,789)   $  (3,220)   $ (17,127)   $(42,394)
                                  ========    =========    ========    =========    ========    =========    =========    ========
      CAPEX(b) .................  $ 92,547    $  55,752    $ 51,975    $  45,503    $ 20,437    $  12,758    $  35,987    $124,341
                                  ========    =========    ========    =========    ========    =========    =========    ========

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

   (a) EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization. Management believes EBITDA is meaningful to investors because they provide analyses of operating results using the same measures used by our chief operating decision makers. In addition, we believe that EBITDA allows investors a means to evaluate the financial results of each segment in relation to our total operations. Our calculations of EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

   (b) We calculate CAPEX, or capital expenditures, as our gross property and equipment purchased net of deletions but excluding translation adjustments resulting from our countries that use local currencies as functional currency.

NOTE 15 -- SUBSEQUENT EVENTS

SENIOR SECURED VENDOR FINANCING

        In December 2001, the Company entered into senior secured credit facilities, governed by common terms, with each of Cisco, Lucent and Nortel, in an aggregate principal amount of $298.0 million. These facilities became effective on March 27, 2002.

        The facilities are divided into two portions - first, a tranche of up $199.0 million to be used to finance the purchase of equipment, and related software and services from the three vendors, and second, a tranche of up to $99.0 million to finance duties, taxes and interest on the facility during the availability period. Immediately after the effective date, approximately $143.0 million was outstanding under the facilities, of which $81.5 million was used to refinance short-term notes owed to these vendors plus accrued interest and for certain transaction expenses. The facilities are available through June 2004. After that time, principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008.

        Interest on loans under the facilities accrues at LIBOR plus 5.625% and is payable quarterly. The Company is also permitted to elect a prime rate basis. The Company has paid an up front facility fee and is obligated to pay commitment fees quarterly based on the unused portion of the facility.

        Under the terms of the facilities, a portion of the net proceeds of future equity and debt offerings by the Company must be directed to prepay outstanding amounts under the facilities.

        The facilities are guaranteed by the Company and its operating subsidiaries and are also collateralized by a pledge of the shares of the Company's operating subsidiaries and of substantially all of the material assets of the Company and its subsidiaries other than our rights to the AT&T brand and under certain other agreements with AT&T Corp.

        The facilities contain customary covenants restricting our ability to engage in certain activities, including limitations on debt, liens, investments (including acquisitions), restricted payments, transactions with affiliates, asset dispositions and changes in corporate existence. We are also required to meet certain financial tests over the term of the facilities, relating to minimum revenue, minimum EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the governing agreements), maximum capital expenditures, minimum liquid assets and available undrawn credit, ratios of debt to equity capital and to EBITDA and minimum on-network ports.

        The facilities provide for events of default in the event of non-payment, failure to comply with covenants, occurrence of a material adverse effect, inability, at any time on or after June 30, 2003, to make loan repayments from Argentina without the need to obtain further governmental approvals or declaration of a debt moratorium in

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2001, 2000 AND 1999

any of the principal countries in which we operate, and other, customary events, except that in the case of Argentina, the certain events occurring before the effective date will not constitute a moratorium.

RESTRUCTURING OF FINANCING FROM PARENT COMPANY

        In February and March 2002, we agreed with AT&T Corp. on a comprehensive restructuring of approximately $725 million in outstanding debt and preferred stock, plus accrued interest and dividends.

        In the restructuring, we refinanced our outstanding $100.0 million credit facility, $200.0 million subordinated note facility and outstanding demand notes totaling $185.0 million, and we amended the terms of our outstanding Series B preferred stock, all of which is held by AT&T Corp. or an affiliate of AT&T Corp. The restructuring provides for additional borrowings of $150.0 million, which includes the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with our senior secured equipments financing. The restructuring provides for an extension of the maturities of debt and deferral of the redemption right of AT&T Corp. with respect to the preferred stock, to October 2008. We may be required to make earlier prepayments of debt or redemptions of preferred stock out of net proceeds of certain future equity and debt offerings by the Company. While our equipment financing facilities remain outstanding, we will not be required to pay interest or preferred dividends in cash. AT&T Corp. also agreed with our strategic vendors to subordinate its debt and preferred stock to the $298 million initial committed amount under our equipment financing facilities.

        The AT&T facilities bear interest at a weighted average rate of approximately 15%. As part of the restructuring, we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock, representing approximately 4.1% of our total common stock outstanding as of December 31, 2001 and approximately 3.6% on a fully-diluted basis. Half of these warrants are exercisable at a price of $8.00 per share, and the other half are exercisable at a price of $0.01 per share.

        The credit facility with AT&T Corp. includes customary covenants that are based on certain of the covenant provisions contained in our equipment financing facilities.

                                     ITEM 9.

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

    None.



                                    PART III

                                    ITEM 10.
             DIRECTORS AND EXECUTIVE OFFICERS OF AT&T LATIN AMERICA

        Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this Annual Report on Form 10-K. The other information required by Item 10 will be included in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2001, which information is incorporated in this Annual Report on Form 10-K by reference.

                                    ITEM 11.
                             EXECUTIVE COMPENSATION

        Information required by Item 11 will be included in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2001, which information is incorporated in this Annual Report on Form 10-K by reference.

                                    ITEM 12.
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND OTHER RELATED STOCKHOLDER MATTERS

        Information required by Item 12 will be included in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2001, which information is incorporated in this Annual Report on Form 10-K by reference.

                                    ITEM 13.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 will be included in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2001, which information is incorporated in this Annual Report on Form 10-K by reference.


                                    PART III.

                                     ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

        Please see page 48 of this Annual Report on Form 10-K for the index to financial statements.

(B) REPORTS ON FORM 8-K

        On December 21, 2001 we filed a current report on Form 8-K disclosing information under Item 5, Other Events.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida on April 1, 2002.

                                     AT&T Latin America Corp.
                                      By: /s/ PATRICIO E. NORTHLAND
                                        ----------------------------------------
                                     Name: Patricio E. Northland*
                                     Title: Director, President and CEO
                                           (Principal Executive Officer)



                                     By: /s/ NELSON A. MURPHY
                                        ----------------------------------------
                                     Name: Nelson A. Murphy
                                     Title: Chief Financial Officer
                                           (Principal Financial Officer)



                                     By: /s/ LOURDES Z. MENESES
                                       ----------------------------------------
                                     Name: Lourdes Z. Meneses
                                     Title: Corporate Controller
                                           (Principal Accounting Officer)

----------

*        As President and CEO, as Director and as attorney-in-fact for Messrs.
         Ames, Dwyer, Haigh, Harrison, Kleinman, Montoya, Petrillo and Weis.

                                POWER OF ATTORNEY

        Each person whose signature appears below hereby authorizes, constitutes and appoints Nelson A. Murphy, Lourdes Z. Meneses and Patricio E. Northland or any of them, as such person's attorney-in-fact, with full power of substitution and resubstitution, to sign and file on such person's behalf individually and in each capacity stated below AT&T Latin America's Annual Report on Form 10-K, any and all amendments to this report, as fully as such person could do in person, hereby ratifying and confirming all that such attorney-in-fact, or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Each of the undersigned has signed this power of attorney as of this 1st day of April 2002.

                          /s/ PATRICIO E. NORTHLAND
                          -----------------------------------------------------
                          Patricio E. Northland
                          Chairman, President and CEO (Principal Executive Officer)

                          /s/ NELSON A. MURPHY
                          -----------------------------------------------------
                          Nelson A. Murphy
                          Chief Financial Officer (Principal Financial Officer)

                          /s/ LOURDES Z. MENESES
                          -----------------------------------------------------
                          Lourdes Z. Meneses
                          Corporate Controller (Principal Accounting Officer)


                          /s/ A. GARY AMES
                          -----------------------------------------------------
                          A. Gary Ames
                          Director

                          /s/ EDWARD A. DWYER
                          -----------------------------------------------------
                          Edward A. Dwyer
                          Director

                          /s/ JOHN A. HAIGH
                          -----------------------------------------------------
                          John A. Haigh
                          Director

                          /s/ R. REED HARRISON III
                          -----------------------------------------------------
                          R. Reed Harrison
                          Director

                          /s/ DAVID C. KLEINMAN
                          -----------------------------------------------------
                          David C. Kleinman
                          Director

                          /s/ JORGE P. MONTOYA
                          -----------------------------------------------------
                          Jorge P. Montoya
                          Director

                          /s/ JOHN C. PETRILLO
                          -----------------------------------------------------
                          John C. Petrillo
                          Director

                          /s/ GARY R. WEIS
                          ----------------------------------------------------
                          Gary R. Weis
                          Director

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------
**3.1    Amended and Restated Certificate of Incorporation of AT&T Latin America
         Corp.

**3.2    Amended and Restated Bylaws of AT&T Latin America Corp.

**4.1    Amended and Restated Certificate of Incorporation of AT&T Latin
         America Corp. (See Exhibit 3.1)

**4.2    Amended and Restated By-laws of AT&T Latin America Corp. (See Exhibit
         3.2)

4.3      Credit Facility Agreement, dated as of February 27, 2002 among Global
         Card Holdings Inc., AT&T Corp., AT&T Latin America Corp., AT&T
         Argentina S.A., AT&T Peru S.A, AT&T do Brasil S.A., AT&T Colombia S.A.
         and AT&T Chile S.A.

4.4      Amended and Restated Certificate of designation of shares of 15% Series
         B preferred stock of AT&T Latin America Corp.

4.5      Warrant Agreement, dated as of March 22, 2002, among AT&T Latin America
         Corp. and AT&T Corp.

4.6 Common Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American
         Equipment Finance B.V., the administrative agents party thereto and ABN
         AMRO Trustees Limited, as collateral agent.

4.7 Credit Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American
         Equipment Finance B.V., Cisco Systems Capital Corporation, the other lenders from time to time party thereto, and Bankers Trust Company, as administrative agent.

4.8 Credit Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American
         Equipment Finance B.V., Lucent Technologies Inc., the other lenders from time to time party thereto, and Bankers Trust Company, as administrative agent.

4.9 Credit Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American
         Equipment Finance B.V., Nortel Networks Limited, the other lenders from time to time party thereto, and Bankers Trust Company, as administrative agent.

4.10     Subordination Agreement dated as of March 25, 2002, among AT&T Latin
         America Corp., Latin American Equipment Finance B.V., certain subsidiaries of AT&T Latin America Corp., Global Card Holdings Inc.,
         AT&T Corp. and ABN AMRO Trustees Limited, as collateral agent.

**10.1   Regional Vehicle Agreement, dated August 28, 2000, between AT&T Latin
         America Corp. and AT&T Corp.

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

*10.5    Employment Agreement, dated as of May 15, 2000, between AT&T Latin
         America Corp. (as successor to FirstCom Corporation) and Thomas C.
         Canfield.

*10.6    Employment Agreement, dated as of June 30, 2000, between AT&T Latin
         America Corp. and Alejandro Rossi.

*10.7    Employment Agreement, dated as of June 26, 2000, between AT&T Latin
         America Corp. and Marco Northland.

**10.9   AT&T Latin America 2000 Long Term Incentive Program.

10.10    Executive Retention Plan, dated as of November 1, 2000

**21.1   Subsidiaries of AT&T Latin America Corp.

23.1 Consent of PricewaterhouseCoopers LLP, independent certified public accountants

24.1     Powers of Attorney (included with signature page).


----------
* Incorporated by reference to AT&T Latin America's Registration Statement on Form S-4, dated July 27, 2000 (Registration #333-42176).

** Incorporated by reference to AT&T Latin America's Annual Report on Form 10-K, dated April 2, 2001.