Form 10-Q
period 2002-03-31
AT&T LATIN AMERICA CORP
filed 2002-05-15
CIK 1113527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number: 0-31010

AT&T Latin America Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware	22-3687745
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

220 Alhambra Circle, Coral Gables, Florida (Address of principal executive offices)	33134 (Zip code)

Registrant’s telephone number including area code:

(305) 459-6300

None

(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of May 14, 2002, 45,579,017 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$92,239	$28,186
Accounts receivable, net of $9,195 and $8,250 of allowance for bad debts at March 31, 2002 and December 31, 2001, respectively	44,681	41,973
Recoverable taxes	14,003	15,219
Prepaid expenses and other current assets	16,278	26,816

Total current assets	167,201	112,194
Property and equipment, net	486,196	493,568
Goodwill, net of accumulated amortization of $66,349 and $66,383 at March 31, 2002 and December 31, 2001, respectively	758,724	759,067
Other intangible assets, net of accumulated amortization of $12,377 and $10,598 at March 31, 2002 and December 31, 2001, respectively	22,523	24,130
Recoverable taxes	17,757	24,841
Other assets	37,920	31,511

Total assets	$1,490,321	$1,445,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$76,369	$87,051
Accounts payable and accrued expenses (including $3,303 and $2,209 due to AT&T Corp. or affiliates at March 31, 2002 and December 31, 2001, respectively)	66,278	80,595
Other current liabilities	63,825	51,956

Total current liabilities	206,472	219,602
Long-term debt (including $564,769 and $475,757 due to AT&T Corp. or affiliates at March 31, 2002 and December 31, 2001, respectively)	736,936	575,091
Deferred interest due to AT&T Corp. or affiliates	839	31,010
Other liabilities	6,596	6,289
Mandatorily Redeemable 15% Series B Preferred Stock (held by a wholly-owned subsidiary of AT&T Corp.)	223,147	215,232
Total liabilities	1,173,990	1,047,224

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Common stock (including 68.4% economic interest owned by AT&T Corp., representing 95.2% voting power at March 31, 2002)	11	11
Additional paid in capital	924,881	918,337
Unearned restricted stock	(2,805)	(2,627)
Accumulated deficit	(523,965)	(446,429)
Accumulated other comprehensive (loss) income	(71,784)	(61,323)
Stockholder loan	(10,007)	(9,882)

Total stockholders’ equity	316,331	398,087

Total liabilities and stockholders’ equity	$1,490,321	$1,445,311

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)

	(In thousands, except
	per share data)
Revenue:
Data-internet services	$26,488	$18,459
Voice services	17,673	13,211

Total revenue	44,161	31,670
Cost of revenue	28,486	25,912
Selling, general and administrative expenses	29,171	32,616
Depreciation and amortization	17,192	24,699

Loss from operations	(30,688)	(51,557)
Interest expense	21,802	15,851
Interest income	198	270
Other (expense) income, net	(19,073)	(5,945)

Loss before provision for income taxes, minority interest income and extraordinary item	(71,365)	(73,083)
Provision for income taxes	—	—
Minority interest income	93	115

Loss before extraordinary item	(71,272)	(72,968)
Extraordinary loss on debt restructuring	(6,264)	—

Net loss	$(77,536)	$(72,968)

Basic and diluted loss per common share before extraordinary loss on debt restructuring	$(0.60)	$(0.63)
Extraordinary loss per common share on debt restructuring	(0.05)	—

Basic and diluted net loss per common share	$(0.65)	$(0.63)

Weighted average common shares outstanding	118,399	116,296

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)
(In thousands)

						Accumulated
						Other
	Common Stock		Additional	Unearned		Comprehensive		Total
			Paid in	Restricted	Accumulated	Income	Stockholder	Stockholder’s
	Stock	Amount	Capital	Stock	Deficit	(Loss)	Loan	Equity

Balance December 31, 2001	118,305	$11	$918,337	$(2,627)	$(446,429)	$(61,323)	$(9,882)	$398,087
Interest accretion on stockholder loan	—	—	—	—	—	—	(125)	(125)
Stock issued to employees	285	—	280	—	—	—	—	280
Warrants issued to parent company	—	—	6,264	—	—	—	—	6,264
Unearned restricted stock	—	—	—	(178)	—	—	—	(178)
Net loss	—	—	—	—	(77,536)	—	—	(77,536)
Foreign currency translation adjustments	—	—	—	—	—	9,744	—	9,744
Net unrealized losses on derivative instruments	—	—	—	—	—	(20,205)	—	(20,205)

Balance March 31, 2002	118,590	$11	$924,881	$(2,805)	$(523,965)	$(71,784)	$(10,007)	$316,331

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(77,536)	$(72,968)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,192	24,699
Bad debt expense	1,360	2,486
Unrealized foreign exchange loss	(10,481)	17,887
Minority interest income	(93)	(115)
Preferred stock accretion	7,915	6,896
Loss on debt restructuring	6,264
Stockholder loan accretion	(125)	—
Unearned restricted stock accretion	102	—
Accrued interest characterized as debt	12,426	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable	(3,653)	(13,836)
Recoverable taxes	8,300	(3,706)
Prepaid and other assets	10,538	(5,194)
Other assets	(7,100)	(20,787)
Accounts payable and accrued expenses	(15,145)	(8,923)
Other current liabilities	11,869	2,220
Other liabilities	400	—

Net cash used in operating activities	(37,767)	(71,341)

Cash flows from investing activities:
Purchase of property and equipment	(7,334)	(46,689)
Cash paid for acquisitions of licenses	(146)	—

Net cash used in investing activities	(7,480)	(46,689)

Cash flows from financing activities:
(Repayments) proceeds of debt, net	(2,679)	(11)
Proceeds from parent company credit facilities	47,243	126,160
Proceeds from secured vendor financing	143,323	—
Payments of interim notes payable for equipment	(73,803)	—
Payments of Notes payable for equipment	(4,690)	—
Loans to stockholder	—	(8,796)

Net cash provided by financing activities	109,394	117,353

Net increase in cash and cash equivalents	64,147	(677)
Net effect of translation on cash	(94)	—
Cash and cash equivalents, beginning of period	28,186	14,905

Cash and cash equivalents, end of period	$92,239	$14,228

Supplemental disclosure of non-cash investing and financing activities:

      In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest at December 31, 2001 of $30.2 million plus the amount accrued from January 1, 2002 through March 31, 2002 of $12.4 million as part of the debt.

      During the three months ended March 31, 2002 we issued in non-cash transactions 285,000 shares of class A common stock to employees in exchange for services. The issuance of stock was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in the stockholders’ equity.

      During the three months ended March 31, 2001, we acquired property and equipment amounting to approximately $45.9 million through vendor financing arrangements.

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Nature of the Business and Summary of Significant Accounting Policies

      AT&T Latin America Corp. was incorporated on October 13, 1999, under the laws of the State of Delaware, and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this quarterly report on Form 10-Q as “we,” “our,” the “Company,” “AT&T Latin America,” “ATTLA” and “us.” We provide communications services under the “AT&T” brand name to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. We deliver our services mainly through our own technologically advanced networks, which interconnect with third party networks. Our communication services include, among others data, Internet, local and long distance voice, web hosting and managed network services.

      AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing approximately 95.2% of the voting power and approximately 68.4% of the economic interests of our common stock as of March 31, 2002.

      The accompanying unaudited consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. The balance sheet data as of December 31, 2001 was derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2002 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

      Our cumulative comprehensive loss was $595.7 million and $507.8 million as of March 31, 2002 and December 31, 2001, respectively. The components of the change in comprehensive loss for the three months ended March 31, 2002 are net loss of $77.5 million, foreign currency translation adjustment of $9.7 million and unrealized losses on derivative instruments of $20.2 million.

      Our cumulative comprehensive loss was $233.6 million and $135.6 million as of March 31, 2001 and December 31, 2000, respectively. The components of the change in comprehensive loss for the three months ended March 31, 2001 were net loss of $73.0 million and foreign currency translation adjustment of $25.0 million.

Note 2 — Liquidity

      The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $524.0 million from the period from inception (October 13, 1999) through March 31, 2002. As of March 31, 2002 we had a working capital deficit of $39.3 million.

      Our primary liquidity needs are for working capital, capital expenditures and debt service. Currently, our primary sources of liquidity are cash on hand, available funds under our senior secured vendor financing, available funds under the credit facilities from our parent company AT&T Corp. and unsecured bank facilities in local Latin American credit markets.

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our business is capital intensive and, as such, has required substantial initial capital investment to date. We have been building a high capacity network in the countries in which we operate and are primarily focused on data-internet services. As of the end of 2001, we had completed a substantial portion of our planned capital deployment relating to core network infrastructure. We expect our capital expenditures will be reduced significantly in 2002 (ranging between $80.0 and $100.0 million) and future periods as we continue to increase the utilization of our existing networks. Moreover, we expect that our capital expenditures in 2002 and future years will become more correlated to increases in revenue.

      We expect to continue incurring operating losses and to generate negative cash flows from operations for the next two years and to continue to generate net losses for the next several years. We currently expect to show positive cash flow from operations starting in 2004 and thereafter.

      We believe that our cash on hand, together with our available borrowing capacity under the senior secured vendor financing and our credit facility with our parent company, AT&T Corp., and local bank credit facilities in Latin America markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future working capital deficit becomes greater than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain the additional cash we may need on acceptable terms and conditions or at all.

Note 3 — Property and Equipment

      Property and equipment is comprised of the following as of March 31, 2002 and December 31, 2001, respectively (in thousands):

			Estimated
	March 31,	December 31,	Useful Lives
	2002	2001	(in Years)

	(Unaudited)
Switching equipment	$121,991	$118,542	5
Transmission equipment	137,330	125,936	7
Cables	43,351	40,323	10
Underground installation	141,475	108,719	25
Construction in progress	45,434	87,754	—
Office equipment, furniture, vehicles and other	81,121	81,326	3 to 10

	570,702	562,600
Less: Accumulated depreciation	(84,506)	(69,032)

	$486,196	$493,568

      Depreciation expense related to property and equipment was $14.8 million and $11.9 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Debt

      Debt is comprised of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Senior secured vendor financing	$143,323	$—
Subordinated credit facilities with parent company	564,769	—
Revolving credit facility, at LIBOR plus 3.75% (5.6% to 6.4% at December 31, 2001)	—	100,000
Subordinated credit facility, at LIBOR plus 6.00% (8.1% at December 31, 2001)	—	200,000
Demand notes, at 15% fixed rate	—	175,757
Interim notes payable for equipment, at varying rates	—	73,803
Notes payable for equipment	46,028	50,718
Other bank facilities	59,185	61,864

Total debt	813,305	662,142
Less current maturities	(76,369)	(87,051)

Long-term debt	$736,936	$575,091

Senior Secured Vendor Financing

      In December 2001 we entered into senior secured credit facilities, governed by common terms, with our strategic equipment vendors, in an aggregate principal amount of $298.5 million. These facilities became effective on March 27, 2002.

      The facilities are divided into two portions comprised of a first tranche of up $199.2 million to be used to finance the purchase of equipment and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. Immediately after the effective date, approximately $143.3 million was drawn under the facilities, of which $73.8 million was used to pay outstanding interim notes. Draws under this facility are available through June 2004. After that time principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008. We have available $155.2 million under this facility as of March 31, 2002.

      Interest on loans under the facilities accrues at LIBOR plus 5.625% or, at our election, on a prime rate basis and is payable quarterly. We have paid an up front facility fee and are obligated to pay commitment fees quarterly based on the unused portion of the facility.

      Under the terms of the facilities, a portion of the net proceeds of future equity and debt offerings by us must be directed to prepay outstanding amounts under the facilities.

      The facilities are guaranteed by AT&T Latin America Corp. and our operating subsidiaries, and are also collateralized by a pledge of the shares of our operating subsidiaries and of substantially all of our and our subsidiaries material assets other than our rights to the AT&T brand and under certain other agreements with AT&T Corp.

      The facilities contain customary covenants restricting our ability to engage in certain activities, including limitations on debt, liens, investments (including acquisitions), restricted payments, transactions with affiliates, asset dispositions and changes in corporate existence. We are also required to meet certain financial

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tests over the term of the facilities, relating to minimum revenue, minimum EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the governing agreements), maximum capital expenditures, minimum liquid assets and available undrawn credit, ratios of debt to equity and to EBITDA and minimum on-network ports.

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

Subordinated Credit Facilities (Related Parties)

      During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as $98.0 million provided under demand notes. The restructuring provided additional borrowings of $150.0 million, which included the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008 and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Preferred Stock through that date. As of March 31, 2001 we had available $25.0 million under these facilities. A portion of $100.0 million, plus capitalized interest, (Tranche “A”) of the loans bear interest at LIBOR plus 3.75% until August of 2002, and 14.0% thereafter. The $200.0 million and $98.0 million portions, plus capitalized interest (Tranches “B” and “C”) are fixed at 15.0% interest rate. The remaining $150.0 million portion pays a fixed interest of 15.3%. The weighted average interest rate as of March 31, 2002 was 13.4%. In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest at December 31, 2001 of $30.2 million plus the amount accrued from January 1, 2002 through March 31, 2002 of $12.4 million as part of the debt.

      As part of the restructuring, we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half, are exercisable at a price of $0.01 per share. The warrants were valued using the Black-Scholes pricing model and have been included as part of our loss on debt restructuring. The warrants are exercisable immediately. The debt restructuring resulted in an extraordinary loss of $6.3 million.

      The debt facilities with AT&T Corp. include customary covenants that are based on certain of the covenant provisions contained in our equipment financing facilities.

Notes Payable for Equipment

      In November 1998 a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The financed equipment collateralizes this vendor financing. As of March 31, 2002, there were approximately $8.0 million outstanding drawings under this vendor financing bearing interest at a weighted average annual rate of 8.6%. The availability period for drawings under this financing under this agreement expired on December 31, 2000.

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $4.0 million maturing in March 2002. This financing was later amended to mature on May 31, 2002. As of March 31, 2002, there was $4.0 million in outstanding borrowings under this agreement bearing interest at a LIBOR plus 7.0%, or 10.9%.

      In August and September 2001 we entered into various long-term vendor financing agreements providing for a maximum financing of $11.4 million maturing in April 2004. As of March 31, 2002, there was $5.3 million in outstanding borrowings under these agreements bearing interest at a LIBOR plus 7.0%, or 10.9%.

      In August 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $20.7 million maturing in May 2002. As of March 31, 2002, there was $15.0 million in outstanding borrowings under this agreement bearing interest at a LIBOR plus 8.0%, or 11.9%.

      In September 2001 we entered into various vendor financing agreements providing for a maximum financing of $12.0 million, of which $5.0 million matured in March 2002 and the remaining $7.0 million matures in April 2002. As of March 31, 2002, there was $7.0 million in outstanding borrowings under these agreements bearing interest at a fixed rate of 12.0%.

      We also entered into various short-term vendor financing agreements providing for a maximum financing of $4.0 million with maturities in July, August and September 2002. As of March 31, 2002, there was $3.6 million in outstanding borrowings under these agreements bearing interest at a fixed rate of 11.9% for the first 120 days and 17.5%, thereafter.

      In November 2001 we entered into a short-term vendor financing agreement providing for a maximum financing of $3.7 million maturing in March 2003. As of March 31, 2002, there was $3.1 million in outstanding borrowings under this agreement bearing interest at a fixed rate of 17.5%.

Other Bank Facilities

      AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate amount of $43.2 million maturing through February 2004. At March 31, 2002, there was an aggregate of $37.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 6.3% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.9%.

      AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $16.8 million maturing through May 2006. At March 31, 2002, there was an aggregate of $13.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 11.5% to 15.5% per annum and variable rates based upon Depósito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for Colombian peso interest rate or DTF for the three months ended March 31, 2002 was 10.3%.

      AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $15.0 million. At March 31, 2002, there was an aggregate of $7.6 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 6.0% to 12.5% per annum.

      AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $2.1 million. At March 31, 2002, there was an aggregate of $0.8 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 27.0%.

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Redeemable Preferred and Capital Stock

      On August 28, 2000, we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Preferred Stock having an aggregate liquidation value as of March 31, 2002 and December 31, 2001 of $223.1 million and $215.2 million, respectively. The shares of Mandatorily Redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. In March 2002, Global Card Holdings agreed to certain amendments to the terms of the redeemable preferred stock. The amendments provided that the first date of redemption at the option of any holder would be deferred until October 2008 and that dividends would not be payable in cash unless permitted under the Subordination Agreement related to our senior secured vendor financing, in each case subject to certain exceptions as permitted under the vendor financing agreements. The accompanying statements of operations for the three months ended March 31, 2002 and 2001 include $7.9 million and $6.8 million, respectively, recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Preferred Stock.

      We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At March 31, 2002 and December 31, 2001, 45,509,017 and 45,224,017 shares, respectively, of Class A common stock were issued and outstanding. At March 31, 2002 and December 31, 2001, we had 73,081,595 shares of Class B common stock issued and outstanding.

      Holders of AT&T Latin America’s Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share, on all matters to be voted on by stockholders, including the election of directors. Class B shares are convertible into Class A shares on a share-for-share basis at the option of the holder at any time, or automatically upon transfer to a person or entity which is not a permitted transferee. Permitted transferees include AT&T Corp. and any person or entity in which it owns directly or indirectly 50% or more of the equity securities.

      AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.2% of the voting power and 68.4% of the economic interests of our common stock as of March 31, 2002.

Note 6 — Operations by Geographic Areas and Segments

      Our operations are segregated and measured by country and segmented by data-internet and voice services. We currently derive a substantial portion of our revenue from data-internet services. For the three months ended March 31, 2002 and 2001 approximately 60.0% and 58.3%, respectively, were generated from data-internet services. No single customer or group of customers accounted for more that 10% of total revenue.

      Our chief operating decision makers measure our operating results by country and use EBITDA as an important measure of our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization expense. Management believes EBITDA is meaningful to investors because it enables them to evaluate operating results using the same measure used by our chief operating decision makers. In addition, we believe that EBITDA allows investors a means to evaluate the financial results of each country operation in relation to our total operations. Our calculation of EBITDA may or may not be consistent with the calculation of this measure by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure of liquidity. In addition EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

      Data-Internet Services. Our data-Internet services feature local, national and international reach, high availability and high security featuring our common ATM/IP, or asynchronous transfer mode/Internet protocol multi-service network platform and are accessible via single connections (one port per location) to our broadband network. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers’ needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

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

      Voice Services. Our portfolio of voice services includes local telephony and long distance services, pre-paid and calling card services and 800 and operator assistance services, depending on our competitive situation and regulatory restrictions in each country. We package these services differently depending on the customer we are targeting. We offer to business customers all available voice services through a combination of different offers. To the consumer mass-market, we offer a more selective set of services, which require little or no customization, and minimum employee resources, which enables us to use available network capacity, particularly during non-business hours. Voice services are also an important point of entry for other services, particularly with small and medium sized enterprises.

      The following table sets forth, for the three months ended March 31, 2002 and 2001, certain information about segment results of operations and segment assets (in thousands):

	Three Months Ended March 31, 2002

	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

	(Unaudited)
Revenue:
Data-internet services	$1,438	$12,730	$2,950	$5,498	$3,872	$—	$26,488
Voice services	3,479	1,746	6,090	103	6,533	(278)	17,673

Total Revenue	4,917	14,476	9,040	5,601	10,405	(278)	44,161
Cost of revenue	4,167	9,626	6,179	3,613	5,179	(278)	28,486
Selling, general and Administrative	3,523	9,019	3,036	2,232	3,771	7,590	29,171

EBITDA(2)	(2,773)	(4,169)	(175)	(244)	1,455	(7,590)	(13,496)
Depreciation and Amortization	3,424	4,848	1,604	2,394	2,520	2,402	17,192

Loss from operations	$(6,197)	$(9,017)	$(1,779)	$(2,638)	$(1,065)	$(9,992)	(30,688)

Total assets	$207,998	$438,381	$61,521	$68,910	$115,891	$597,620	$1,490,321
Capital expenditures(3)	$1,348	$735	$2,652	$605	$3,153	$(1,159)	$7,334

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2001

	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

	(Unaudited)
Revenue:
Data-internet services	$278	$9,689	$2,895	$2,915	$2,682	$—	$18,459
Voice services	714	1,551	6,643	—	4,672	(369)	13,211

Total Revenue	992	11,240	9,538	2,915	7,354	(369)	31,670
Cost of revenue	2,105	11,952	7,302	1,242	3,680	(369)	25,912
Selling, general and administrative	7,166	9,363	3,421	2,703	4,104	5,859	32,616

EBITDA(2)	(8,279)	(10,075)	(1,185)	(1,030)	(430)	(5,859)	(26,858)
Depreciation and amortization	2,390	7,771	1,425	1,253	3,083	8,777	24,699

Loss from operations	$(10,669)	$(17,846)	$(2,610)	$(2,283)	$(3,513)	$(14,636)	$(51,557)

Total assets	$153,340	$411,894	$58,416	$48,976	$91,228	$599,683	$1,363,537
Capital expenditures(3)	$45,265	$29,741	$3,926	$2,456	$6,229	$4,930	$92,547

(1)	Consists primarily of corporate operations, inter-company eliminations and the results of operations and related assets of the executive management Rabbi trust. All material inter-company accounts and transactions have been eliminated.

(2)	EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization expense. Management believes EBITDA is meaningful to investors because it enables them to evaluate operating results using the same measures used by our chief operating decision makers. In addition, we believe that EBITDA allow investors a means to evaluate the financial results of each country operation in relation to our total operations. Our calculations of EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes, which can affect cash flows.

(3)	We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of deletions, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies. CAPEX includes property and equipment acquired through vendor financing arrangements of approximately $45.9 million in 2001.

      There are no significant transfers between geographic areas and segments. Loss from operations consists of revenue less operating expenses and does not include interest expense, interest income and other income (expense), minority interest and income taxes. Total assets are those assets used in our operations in each geographic area. Corporate assets which are included under the “Other” column include cash and cash equivalents, property and equipment, goodwill and other intangible assets.

Note 7 — Commitments and Contingencies

      We have operating lease agreements for our premises and equipment that expire on various dates through 2010. Amounts due under the operating agreements are subject to increases in accordance with their terms.

      In August 2000 we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of São Paulo,

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. As of March 31, 2002, $18.8 million had been paid. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

      In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters. While these matters could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position or annual results of operations.

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

Note 8 — New Accounting Pronouncements

      Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our accounting for prior business combinations.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We are currently assessing the impact of the adoption of this standard and based on our preliminary identification of our reporting unit’s goodwill carrying and fair values we expect an impairment of our goodwill in connection with the initial transitional impairment test. Although we are not yet able to reasonably determine our actual goodwill impairment amount, we expect a material goodwill impairment. We have begun the process of comparing the implied fair value of our reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We expect to complete the final determination during the second quarter and the transitional impairment loss will be recognized as cumulative effect of a change in accounting principle on our consolidated statement of operations.

      There has been no change to our goodwill carrying amount since December 31, 2001, other than the change, which resulted from using a different foreign currency translation rate at March 31, 2002 compared to December 31, 2001. If goodwill amortization of $10.8 million would not have been recorded in our first quarter of 2001, our first quarter of 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $62.1 million and $0.53 per share, respectively, instead of $73.0 million and $0.63 per share, respectively.

      Effective January 1, 2002 we also adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations and

AT&T LATIN AMERICA CORP.
(a majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequently amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have any effect on our accounting for long-lived assets on the adoption date.

FORWARD-LOOKING STATEMENTS

      Some of the statements under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs as well as on a number of assumptions concerning future events made by, and information currently available to, management. These statements involve known and unknown risks, uncertainties and other factors, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed in or implied by the forward-looking statements.

      Forward-looking statements include but are not limited to statements and references about the following matters:

•	expectations and estimates of completion dates, construction costs, subsequent maintenance expenses and network expansion;

•	expectations and estimates as to the amount of cash requirements to implement our growth strategy and as to our ability to obtain financing;

•	expectations about the sources of revenues and the percentage breakdown of sources of revenues; and

•	future financial performance, including growth in sales and income.

      In addition to matters that are described in this quarterly report on Form 10-Q and the exhibits hereto and our Annual Report on Form 10-K and the exhibits thereto, the following factors, among others, could cause AT&T Latin America’s actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this quarterly report on Form 10-Q or its exhibits:

•	inaccurate forecasts of customer or market demand;

•	the rate of expansion of our networks and customer base;

•	changes in communications technology and/or the pricing of competitive products and services;

•	highly competitive market conditions;

•	access to financing on acceptable terms and conditions;

•	loss of one or more important customers;

•	acquisitions by us and our ability to integrate successfully any acquired businesses or technologies into our operations;

•	changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;

•	our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks;

•	volatility of our stock price;

•	currency fluctuations; and

•	changes in economic and political conditions in the countries in which we operate.

      AT&T Latin America undertakes no obligation to publicly release any updates or revisions to any forward-looking statements, which are made as of the date of this quarterly report on Form 10-Q, to reflect events or circumstances after the date of this quarterly report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q and our Annual Report on Form 10-K.

Overview

      We provide business communications services under the AT&T brand name to major metropolitan business in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include data, Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced high speed, high capacity ATM/ IP, or asynchronous transfer mode/ Internet protocol, networks, which interconnect with other third party networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and last-mile connectivity services. We also serve in selected cases the mass market through distribution channels, offering long distance, calling and prepaid cards and dial-up Internet services. The mass market remains attractive because it provides additional revenue as well as utilization of otherwise idle network capacity.

      Basis of Presentation. Our financial statements reflect operations for the three months ended March 31, 2002 and 2001.

      AT&T Latin America. We were incorporated in October 1999 by AT&T Corp. The countries in which we may operate under our certificate of incorporation and the terms of our regional vehicle agreement with AT&T Corp. include the countries in South America and the Caribbean plus Panama, but excluding Cuba and Venezuela.

Recent Events

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We are currently assessing the impact of the adoption of this standard and based on our preliminary identification of our reporting unit’s goodwill carrying and fair values we expect an impairment of our goodwill in connection with the initial transitional impairment test. Although we are not yet able to reasonably determine our goodwill impairment amount, we expect a material impairment. We have begun the process of comparing the implied fair value of our reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We expect to complete the final determination on our second quarter report and the transitional impairment loss will be recognized as cumulative effect of a change in accounting principle on our consolidated statement of operations.

      There has been no change to our goodwill carrying amount since December 31, 2001, other than the change, which resulted from using a different foreign currency translation rate at March 31, 2002 compared to December 31, 2001. If goodwill amortization of $10.8 million would not have been recorded in our first quarter of 2001, then our first quarter of 2001 adjusted net loss and basic and diluted adjusted loss per common share would have been $62.1 million and $0.53 per share, respectively, instead of $73.0 million and $0.63 per share, respectively.

Results of Operations

      The following table includes a summary of our consolidated statements of operations for the periods indicated below.

AT&T Latin America Corp.

Consolidated Statements of Operations

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(In thousands,
	except per share data)
Revenue	$44,161	$31,670
Cost of revenue	28,486	25,912
Selling, general and administrative expenses	29,171	32,616
Depreciation and amortization	17,192	24,699

Loss from operations	(30,688)	(51,557)
Interest expense	21,802	15,851
Interest income	198	270
Other (expense) income, net	(19,073)	(5,945)

Loss before provision for income taxes, minority interest income and extraordinary item	(71,365)	(73,083)
Provision for income taxes	—	—
Minority interest income	93	115

Loss before extraordinary item	$(71,272)	$(72,968)
Extraordinary loss on debt restructuring	(6,264)	—

Net loss	$(77,536)	$(72,968)

Basic and diluted loss per common share before extraordinary loss on debt restructuring	$(0.60)	$(0.63)
Extraordinary loss per common share on debt restructuring	(0.05)	—

Basic and diluted net loss per common share	$(0.65)	$(0.63)

Weighted average shares outstanding	118,399	116,296

      The following table includes revenue by country and consolidated operating loss in dollars and as a percentage of revenue for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,

	2002	%	2001	%

	(Unaudited)
	(In thousands)
Revenue:
Argentina	$4,917	11.1%	$992	3.1%
Brazil	14,476	32.8%	11,240	35.5%
Chile	9,040	20.5%	9,538	30.1%
Colombia	5,601	12.7%	2,915	9.2%
Peru	10,405	23.6%	7,354	23.2%
Other	(278)	(0.6)%	(369)	(1.2)%

Total revenue	44,161	100.0%	31,670	100.0%
Cost of revenue	28,486	64.5%	25,912	81.8%
Selling, general and administrative expenses	29,171	66.1%	32,616	103.0%
Depreciation and amortization	17,192	38.9%	24,699	78.0%

Loss from operations	$(30,688)	(69.5)%	$(51,557)	(162.8)%

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

	Three Months Ended
	March 31,		Change

	2002	2001	$	%

	(Unaudited)

	(In thousands)
Revenue:
Data-internet services	$26,488	$18,459	$8,029	43.5%
Voice services	17,673	13,211	4,462	33.8%

Total revenue	$44,161	$31,670	$12,491	39.4%

      Revenue. Revenue for the three months ended March 31, 2002 was $44.2 million, compared to revenue of $31.7 million for the same period in 2001, representing an increase of $12.5 million or 39.4%. This increase in revenue was mainly generated in Argentina, Brazil and Peru, which combined accounted for $10.2 million or 81.8% of the total revenue increase. The increase in revenue resulted from increases in customers and ports in service, which reflected increased selling of services to both existing customers and new customers.

      Our data-internet services segment grew from $18.5 million during the three months ended March 31, 2001, to $26.5 million for the same period in 2002, representing an increase of $8.0 million or 43.5%. The increase in our data-internet services was mainly due to increased demand for our services from our existing business customers and to an increase in our customer base.

      Data-internet services accounted for 60.0% of our revenue in 2002. We anticipate that over the long-term, data-internet services revenue will continue to represent a majority of total revenue.

      Revenue from voice services grew from $13.2 million during the three months ended March 31, 2001, to $17.7 million for the same period in 2002, representing an increase of $4.5 million or 33.8%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold.

      Cost of Revenue. Cost of revenue was $28.5 million for the three months ended March 31, 2002, compared to $25.9 million for the same period in 2001, representing an increase of $2.6 million or 9.9%. Cost of revenue consists of leased line costs, maintenance costs, and network and operating system costs, including certain labor and other direct costs. We expect cost of revenue to continue to increase in absolute terms on an annual basis, although less than expected as result of the peso devaluation in Argentina, as we continue to add capacity to our networks and build or lease capacity on additional networks. However, we expect to continue to increase the proportion of our service revenue derived from our existing network capacity as well as to benefit from better pricing from third party network providers, resulting in continued gross margin improvement.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.2 million during the three months ended March 31, 2002, compared to $32.6 million for the same period in 2001, representing a decrease of $3.4 million or 10.6%. The decrease in selling, general and administrative expenses resulted primarily from the devaluation of the Argentina peso in the first part of 2002, which resulted in lower reported selling, general and administrative expenses of approximately $3.5 million. We expect selling, general and administrative expenses to be lower in 2002 than in 2001 but thereafter to increase in absolute terms in future periods to the extent that we continue to experience growth and to expand our service offerings. We believe that the peso devaluation in Argentina will continue to have a positive impact on our selling, general and administrative expenses. We also expect selling, general and administrative expenses as a percentage of revenue to decrease in future periods. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

      Depreciation and Amortization. Depreciation and amortization was $17.2 million during the three months ended March 31, 2002, compared to $24.7 million for the same period in 2001, representing a decrease of $7.5 million or 30.4%. The decrease in depreciation and amortization was due mainly to the adoption of SFAS 142, under which we no longer amortize goodwill but review it annually (or more frequently if impairment indicators arise) for impairment. If goodwill amortization would not have been recorded in our first quarter of 2001, then our first quarter of 2001 adjusted depreciation and amortization would have been $13.9 million, compared to $17.2 million in first quarter of 2002. We expect that depreciation expense will continue to increase on a quarterly basis as we continue to invest in capital required to support our business.

      Interest Expense. Interest expense was $21.8 during the three months ended March 31, 2002, compared to $15.9 million during the same period in 2001, representing an increase of $6.0 million or 37.5%. This increase in interest expense was due mainly to higher debt outstanding during the period, partially offset by lower interest rates. Interest expense is mainly comprised of dividends related to our Mandatorily Redeemable 15% Series B Preferred Stock, interest expense related to our subordinated credit facility with AT&T Corp., our secured vendor financing, notes payable for equipment and other bank loans.

      Other (Expense) Income, Net. Other (expense) income, net was $19.1 million for the three months ended March 31, 2002, compared to $5.9 million for the same period in 2001, representing an increase of $13.1 million. Other (expense) income, net was mainly due to foreign currency transaction losses and unrealized losses on forward currency contracts and amortization of forward points on hedge contracts.

      Extraordinary loss on debt restructuring. Extraordinary loss on debt restructuring was $6.3 million for the three months ended March 31, 2002. As part of the restructuring of our loans with our parent company, AT&T Corp., we issued to AT&T Corp. warrants, which are immediately exercisable, to acquire approximately 4.9 million shares of our Class A common stock. The warrants were valued using the Black-Scholes pricing model and have been included as part of our loss on debt restructuring.

      Net Loss. Net loss was $77.5 million for the three months ended March 31, 2002, compared to net loss of $73.0 million for the same period in 2001, representing an increase of $4.6 million or 6.3%. We expect to continue to incur net losses in the next several years. In addition, as described above under “Recent Events,” we expect a material goodwill impairment next quarter, as the result of our adoption of SFAS No. 142, which will result in a one-time material increase in net loss.

Liquidity and Capital Resources

      Our primary liquidity needs are for working capital, capital expenditures and debt service. Our primary sources of liquidity are cash on hand, credit facilities from our parent company AT&T Corp., financing facilities from equipment vendors and unsecured bank facilities in local Latin America credit markets.

      Our business is capital intensive and, as such, has required substantial capital investment to date. We have been building a high capacity network in the countries in which we operate and are primarily focused on data-internet services. As of the end of 2001, we have completed a substantial portion of our planned capital deployment relating to core network infrastructure. We expect our capital expenditures will be reduced significantly commencing in 2002 (ranging between $80.0 and $100.0 million) and future periods as we continue to increase the utilization of our existing networks. Moreover, we expect that our capital expenditures in 2002 and future years will become more correlated to increases in revenue.

      We have incurred net losses of approximately $524.0 million from the period from inception (October 13, 1999) through March 31, 2002. At March 31, 2002 we had a working capital deficit of $39.3 million. We expect to continue incurring operating losses and generating negative cash flow from operations during the next two years and to continue to generate net losses for the next several years. We currently expect to have positive cash flow from operations starting in 2004 and thereafter.

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

     Future Commitments and Funding Sources

      Our contractual cash obligations, with initial or remaining terms in excess of one year of $757.7 million at December 31, 2001, increased by $176.0 million as result of draws made from our senior secured vendor facilities and credit facilities with our parent company, AT&T Corp. of a combined $151.1 million and to changes in the fair value of our forward contracts of $24.9 million. The fair value of our net forward contract liabilities is subject to market rates changes and the ultimate liability at settlement may differ from the amount herein presented.

Capital Uses

      During the three months ended March 31, 2002, our net cash increased by $64.1 million. The increase in cash reflected cash provided by financing activities of $109.4 million, offset by cash used in operating and investing activities of $45.2 million. Our uses of cash in operations were mainly as a result of our net loss of $77.5 million during the three months ended March 31, 2002 and the increase of our working capital deficit, offset by non-cash activities such as depreciation and amortization and preferred stock accretion.

      We expect to continue to make capital expenditures during 2002 and thereafter relating to our existing and planned network development and operations. During 2002, we expect that capital expenditures will range from $80.0 million to $100.0 million. During the three months ended March 31, 2002 we invested approximately $7.3 million in the development of our networks.

      We also expect to use capital resources to fund our losses from operations and working capital needs. In addition, we expect non-cash interest expense to increase in the near term as a result of increased debt amounts. As a result of our debt restructuring with AT&T Corp., while the senior secured vendor financing is outstanding, payment of dividends on our Mandatorily Redeemable 15% Series B Preferred Stock and interest on the loans to us from AT&T Corp. will be deferred to the maturity date of these loans and the redemption date of the preferred stock, which will be October 2008.

      In August 2000, we entered into a capacity purchase agreement with Global Crossing Bandwidth, Inc., which was amended in late March 2001. The agreement with Global Crossing provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of São Paulo, Buenos Aires, Santiago and Lima to our point of presence in the United States, effective for fifteen years at an aggregate cost of $22.0 million payable as each link is activated. To date we have purchased $18.8 million under this agreement. Additionally, there is an initial annual maintenance cost of approximately $1.1 million, subject to escalation at 3% per year, compounded annually.

Capital Resources

Senior Secured Vendor Financing

      In December 2001 we entered into senior secured credit facilities, governed by common terms, with each of Cisco, Lucent and Nortel, in an aggregate principal amount of $298.5 million. These facilities became effective on March 27, 2002.

      The facilities are divided into two portions comprised of a first tranche of up $199.2 million to be used to finance the purchase of equipment, and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. Immediately after the effective date, approximately $143.3 million was drawn under the facilities, of which $73.8 million was used to pay outstanding interim notes. Draws under this facility are available through June 2004. After that time, principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008. We have available $155.2 million under this facility as of March 31, 2002.

      Interest on loans under the facilities accrues at LIBOR plus 5.625% (or, at our own election, on a prime rate basis) and is payable quarterly. We have paid an up front facility fee and are obligated to pay commitment fees quarterly based on the unused portion of the facility.

      Under the terms of the facilities, a portion of the net proceeds of future equity and debt offerings by us must be directed to prepay outstanding amounts under the facilities.

      The facilities are guaranteed by AT&T Latin America Corp. and our operating subsidiaries, and are also collateralized by a pledge of the shares of our operating subsidiaries and of substantially all of our and our subsidiaries’ material assets other than our rights to the AT&T brand and under certain other agreements with AT&T Corp.

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

Subordinated Credit Facilities (Related Parties)

      During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as amounts provided under demand notes. The restructuring provided additional borrowings of $150.0 million, which included the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008 and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Preferred Stock through that date. As of March 31, 2001 we have available $25.0 million under these facilities. A portion of the loans bear interest at LIBOR plus 3.75% until August 2002 (thereafter 15% fixed) and the remaining portion bears interest at approximately 15%. The weighted average rate as of March 31, 2002 was 13.4%. In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest at December 31, 2001 of $30.2 million plus the amount accrued from January 1, 2002 through March 31, 2002 of $12.4 million as part of the debt.

      As part of the restructuring, we issued to AT&T Corp. warrants, immediately exercisable, to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half, are exercisable at a price of $0.01 per share. The warrants were valued using the Black-Scholes pricing model and have been included as part of our loss on debt restructuring. The debt restructuring resulted in an extraordinary non-cash loss of $6.3 million.

      The debt facilities with AT&T Corp. include customary covenants that are based on certain of the covenant provisions contained in our equipment financing facilities.

Other Bank Facilities

      AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate amount of $43.2 million maturing through February 2004. At March 31, 2002, there was an aggregate of $37.4 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rate ranging from 6.3% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 0.4% to 1.9%.

      AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $16.8 million maturing through May 2006. At March 31, 2002, there was an aggregate of $13.4 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed rate ranging from 11.5% to 15.5% per annum and variable rates based upon Depósito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for Colombian peso interest rate or DTF for the three months ended March 31, 2002 was 10.3%.

      AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $15.0 million. At March 31, 2002, there was an aggregate of $7.6 million outstanding under these facilities. Borrowings under these facilities bear interest at a fixed and variable rate ranging from 6.0% to 12.5% per annum.

      AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $2.1 million. At March 31, 2002, there was an aggregate of $0.8 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 27.0%.

Liquidity Assessment

      We expect to have additional capital requirements in the next several years related to funding our working capital needs, operating losses and debt service obligations and our development and expansion of our communications services and networks.

      Our cash needs in the next several years will be affected by several factors, including, but not limited to:

•	the amount of cash expected to be used in our operations;

•	our ability to increase revenue and the timing of collection of receivables;

•	our ability to collect accounts receivable as expected and the timing of collection;

•	the level of competitive pressure on the pricing of our services;

•	our ability to manage and contain costs associated with the expected growth;

•	whether we change our plans for building and expanding our networks;

•	whether interest rates fluctuate materially and the resulting increase in interest obligations under our floating rate facilities;

•	the impact of fluctuations in currency exchange rates in the countries in which we operate on our operations, including the effect on any current or future hedging instruments; and

•	whether we use cash, issue common stock or increase our debt to complete acquisitions and ventures.

      As of March 31, 2002 we had cash and cash equivalents of $92.2 million, $155.2 million available under the secured vendor financing, $25.0 million available under our facilities with our parent company AT&T Corp. and $17.9 million available under our local bank facilities.

      We believe that our cash on hand, together with our available borrowing capacity under the senior secured vendor financing, the credit facility with our parent company, AT&T Corp., and local bank credit facilities in Latin American markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future net cash generated internally is less than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, we will need to obtain additional financing. Our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain additional cash we may need on acceptable terms and conditions or at all.

Seasonality

      To date we have not experienced material seasonality in our services offerings, however, some reduced demand for our voice services was noted in the first quarter of 2002, or summer months, in certain countries in which we operate.

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

      We generate all of our revenue from international operations that are susceptible to currency fluctuations. The likelihood and extent of future currency fluctuations in the countries in which we operate in Latin America, future deteriorating economic conditions in those Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined, however, we expect that the recent political and economic crisis in Argentina will result in lower than expected revenue growth in U.S. dollar terms in Argentina.

      Our customer contracts as well as certain direct costs in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil. Our customer contracts as well as certain direct costs in Argentina have been subject to local regulatory changes due to the recent political and economic crisis. The impact of the recent Argentina political and economic crisis resulted in a devaluation of the Argentina peso during the three months ended March 31, 2002. It is uncertain the total impact of the devaluation in Argentina for the rest of the year, however, it is expected that our revenue growth in U.S. dollar terms in Argentina will be materially, adversely affected in 2002.

Effects of New Accounting Standards

      Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our accounting for prior business combinations.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We are currently assessing the impact of the adoption of this standard and based on our preliminary identification of our reporting unit’s goodwill carrying and fair values we expect an impairment of our goodwill in connection with the initial transitional impairment test. Although we are not yet able to reasonably determine our goodwill impairment amount, we expect a material impairment. We have begun the process of comparing the implied fair value of our reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We expect to complete the final determination on our second quarter report and the transitional impairment loss will be recognized as cumulative effect of a change in accounting principle on our consolidated statement of operations.

      There has been no change to our goodwill-carrying amount since December 31, 2001, other than the change, which resulted from using a different foreign currency translation rate at March 31, 2002 compared to December 31, 2001. If goodwill amortization of $10.8 million would not have been recorded in our first quarter of 2001, then our first quarter of 2001 adjusted net loss and basic and diluted adjusted loss per common share would have been $62.1 million and $0.53 per share, respectively, instead of $73.0 million and $0.63 per share, respectively.

      In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for us means we will adopt SFAS No. 143 effective January 1, 2003. We do not expect that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

      Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have any effect on our accounting for long-lived assets on the adoption date.

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

      Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America, where we conduct business with more than one currency. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated revenues and expenses to materially affect our results of operations due primarily to the natural hedges, which are expected to exist within our operations. Management continues to monitor foreign currency risk to determine if any actions, such as the issuance of additional foreign currency denominated debt or other financial instruments, would be warranted to reduce such risk. During the three months ended March 31, 2002, Brazil’s currency deteriorated in value against the U.S. dollar by approximately 1.81%, resulting in lower revenues and expenses in our Brazilian operations when translated into our reporting U.S. dollar currency.

      At March 31, 2002, we had foreign currency forward contracts that hedge certain activities with notional amounts of $438.3 million, maturing in various dates through November 2003. Based on a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge, the estimated fair value of undesignated forward contracts would have resulted in additional unrealized gains of $29.6 million or unrealized losses of $15.7 million, respectively, for the three months ended March 31, 2002. The effect of a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge on our cash flows forward contracts would have also resulted in additional other comprehensive losses of $3.4 million or additional unrealized other comprehensive gains of $2.3 million, respectively.

      Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to long-term transactions.

      Exposure to Interest Rates. Our senior secured vendor financing, certain notes payable for equipment and a significant amount of our local bank facilities bear interest at variable rates. Any changes in the market interest rate will affect the amount of our interest expense and the ultimate cash pay to these lenders. To date we have not used interest rate swaps to fix the interest costs on these loans.

LEGAL PROCEEDINGS

      In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2002. However, while these matters could adversely affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position or annual results of operations.

EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida on May 14, 2002.

AT&T LATIN AMERICA CORP.

By:	/s/ NELSON A. MURPHY

Name: Nelson A. Murphy
Title: Chief Financial Officer
(Principal Financial Officer)

By:	/s/ LOURDES Z. MENESES

Name: Lourdes Z. Meneses
Title: Corporate Controller
(Principal Accounting Officer)