Form 10-Q
period 2002-06-30
AT&T LATIN AMERICA CORP
filed 2002-08-14
CIK 1113527

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 2002

                        Commission file number: 0-31010

                            AT&T LATIN AMERICA CORP.
             (Exact name of Registrant as Specified in its Charter)



                                                               22-3687745
                    DELAWARE                                (I.R.S. Employer
 (State or Other Jurisdiction of Incorporation)            Identification No.)

         2020 K STREET, WASHINGTON, D.C.                          20006
    (Address of principal executive offices)                   (Zip code)



        Registrant's telephone number including area code: (202) 689-6300


                220 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA, 33134
              (Former name, former address and former fiscal year,
                         if changed since last report.)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 14, 2002, 45,659,017 shares of the registrant's Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant's Class B common stock, par value $0.0001 per share, were outstanding.

================================================================================

                                      INDEX

                                                                                                PAGE
                                                                                                ----
Part I -- Financial Information

Item 1. Financial Statements

   Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
     December 31, 2001 .................................................................           3

   Unaudited Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2002 and 2001 .......................................           4

   Unaudited Consolidated Statement of Changes in Stockholders'
     Equity for the Six months Ended June 30, 2002 .....................................           5

   Unaudited Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2002 and 2001 ...............................................           6

   Notes to Consolidated Financial Statements (Unaudited) ..............................           7

   Management's Discussion and Analysis ................................................          19

   Quantitative and Qualitative Disclosure about Market Risk ...........................          30

   Legal Proceedings ...................................................................          31

   Submission of Matters to a Vote of Security Holders .................................          31

   Exhibits and Reports on Form 8-K ....................................................          32

   Signatures ..........................................................................          33



Part I -- Financial Information
Item 1. Financial Statements


                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                           CONSOLIDATED BALANCE SHEETS




                                                                                            JUNE 30,         DECEMBER 31,
                                                                                             2002                2001
                                                                                           -----------       -----------
                                                                                            (UNAUDITED)
ASSETS                                                                                               (IN THOUSANDS)

Current Assets:
  Cash and cash equivalents .........................................................      $    69,138       $    28,186
  Accounts receivable, net of $9,372 and $8,250 of allowance for bad debts
    at June 30, 2002 and December 31, 2001, respectively ............................           36,346            41,973
  Recoverable taxes .................................................................           14,857            15,219
  Prepaid expenses and other current assets .........................................           20,131            26,816
                                                                                           -----------       -----------

         Total current assets .......................................................          140,472           112,194

Property and equipment, net .........................................................          440,168           493,568
Goodwill, net of accumulated amortization $66,383 at December 31, 2001 ..............          721,922           759,067
Other intangible assets, net of accumulated amortization of $13,934 and
    $10,598 at June 30, 2002 and December 31, 2001, respectively ....................           20,910            24,130
Recoverable taxes ...................................................................           14,775            24,841
Other assets ........................................................................           38,610            31,511
                                                                                           -----------       -----------
         Total assets ...............................................................      $ 1,376,857       $ 1,445,311
                                                                                           ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt ........................................................      $    64,826       $    87,051
  Accounts payable and accrued expenses (including $4,274 and $2,209 due to
    AT&T Corp. or affiliates at June 30, 2002 and December 31, 2001,
    respectively) ...................................................................           64,676            80,595
  Other current liabilities .........................................................           29,456            51,956
                                                                                           -----------       -----------
         Total current liabilities ..................................................          158,958           219,602

Long-term debt (including $603,937 and $475,757 due to AT&T Corp. or
    affiliates at June 30, 2002 and December 31, 2001, respectively) ................          778,050           575,091
Deferred interest (including $5,993 and $30,172 due to AT&T Corp. or
    affiliates at June 30, 2002 and December 31, 2001, respectively) ................            5,993            31,010
Other liabilities ...................................................................            2,743             6,289
Mandatorily Redeemable 15% Series B Preferred Stock (held by a wholly-owned
    subsidiary of AT&T Corp.) .......................................................          231,236           215,232
                                                                                           -----------       -----------
         Total liabilities ..........................................................        1,176,980         1,047,224
                                                                                           -----------       -----------
Commitments and contingencies (Note 7) ..............................................               --                --
                                                                                           -----------       -----------
Stockholders' equity:
  Common stock (including 68.3% economic interest owned by AT&T Corp.,
    representing 95.2% voting power at June 30, 2002) ...............................               11                11
  Additional paid in capital ........................................................          925,021           918,337
  Unearned restricted stock .........................................................           (2,802)           (2,627)
  Accumulated deficit ...............................................................         (627,257)         (446,429)
  Accumulated other comprehensive (loss) income .....................................          (84,962)          (61,323)
  Stockholder loan ..................................................................          (10,134)           (9,882)
                                                                                           -----------       -----------
         Total stockholders' equity .................................................          199,877           398,087
                                                                                           -----------       -----------
         Total liabilities and stockholders' equity .................................      $ 1,376,857       $ 1,445,311
                                                                                           ===========       ===========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                  -------------------------       -------------------------
                                                                     2002            2001            2002            2001
                                                                  ---------       ---------       ---------       ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Data-Internet services ...................................      $  27,152       $  20,497       $  53,640       $  38,956
  Voice services ...........................................         14,822          13,150          32,495          26,361
                                                                  ---------       ---------       ---------       ---------
         Total revenue .....................................         41,974          33,647          86,135          65,317
Cost of revenue ............................................         26,473          28,392          54,959          54,304
Selling, general and administrative expenses ...............         28,714          33,957          57,885          66,573
Depreciation and amortization ..............................         25,178          24,756          42,370          49,455
                                                                  ---------       ---------       ---------       ---------
         Loss from operations ..............................        (38,391)        (53,458)        (69,079)       (105,015)
Interest expense ...........................................         32,442          18,865          54,244          34,716
Interest income ............................................            212             493             410             763
Other (expense) income, net ................................        (34,543)         (1,375)        (53,616)         (7,320)
                                                                  ---------       ---------       ---------       ---------
     Loss before provision for income taxes,
       minority interest income and extraordinary item .....       (105,164)        (73,205)       (176,529)       (146,288)
Provision for income taxes .................................             --              --              --              --
Minority interest income ...................................             87             154             180             269
                                                                  ---------       ---------       ---------       ---------
     Loss before extraordinary item ........................       (105,077)        (73,051)       (176,349)       (146,019)
Extraordinary gain (loss) on debt restructuring ............          1,785              --          (4,479)             --
                                                                  ---------       ---------       ---------       ---------
Net loss ...................................................      $(103,292)      $ (73,051)      $(180,828)      $(146,019)
                                                                  =========       =========       =========       =========

Basic and diluted net loss per common share before
  extraordinary gain (loss) on debt restructuring ..........      $   (0.89)      $   (0.63)      $   (1.49)      $   (1.26)
Extraordinary gain (loss) per common share on debt
  restructuring ............................................           0.02              --           (0.04)             --
                                                                  ---------       ---------       ---------       ---------
Basic and diluted net loss per common share ................      $   (0.87)      $   (0.63)      $   (1.53)      $   (1.26)
                                                                  =========       =========       =========       =========
Weighted average common shares outstanding .................        118,641         116,296         118,521         116,296
                                                                  =========       =========       =========       =========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                            ACCUMULATED
                                                                                               OTHER
                                  COMMON STOCK        ADDITIONAL    UNEARNED               COMPREHENSIVE                  TOTAL
                             ---------------------     PAID IN    RESTRICTED  ACCUMULATED     INCOME     STOCKHOLDER   STOCKHOLDERS'
                               STOCK       AMOUNT      CAPITAL       STOCK     DEFICIT        (LOSS)         LOAN         EQUITY
                             ---------   ---------   ----------   ---------   ----------- -------------- -----------   ------------
Balance December 31, 2001..    118,305   $      11    $ 918,337   $  (2,627)   $(446,429)    $ (61,323)    $  (9,882)   $ 398,087


Interest accretion on
  stockholder loan ........         --          --           --          --           --            --          (252)        (252)

Stock issued to employees          435          --          420        (420)          --            --            --           --

Warrants issued to parent
  company .................         --          --        6,264          --           --            --            --        6,264

Accretion of unearned
  restricted stock ........         --          --           --         245           --            --            --          245

Net loss ..................         --          --           --          --     (180,828)           --            --     (180,828)

Foreign currency
  translation adjustments..         --          --           --          --           --       (14,555)           --      (14,555)

Net unrealized loss on
  derivative instruments...         --          --           --          --           --        (9,084)           --       (9,084)
                             ---------   ---------    ---------   ---------    ---------     ---------     ---------    ---------

Balance June 30, 2002....      118,740   $      11    $ 925,021   $  (2,802)   $(627,257)    $ (84,962)    $ (10,134)   $ 199,877
                             =========   =========    =========   =========    =========     =========     =========    =========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ------------------------
                                                                                              2002           2001
                                                                                           ---------      ---------
                                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss ...........................................................................     ($180,828)     ($146,019)
      Adjustment to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization ...............................................        42,370         49,455
         Bad debt expense ............................................................         2,185          4,263
         Unrealized foreign exchange loss (gain) .....................................        46,890        (17,670)
         Minority interest income ....................................................          (195)          (269)
         Preferred stock accretion ...................................................        16,004         13,902
         Loss on debt restructuring ..................................................         4,479
         Stockholder loan accretion ..................................................          (252)            --
         Unearned restricted stock accretion .........................................           244             --
         Accrued interest characterized as debt ......................................        26,593             --
         Changes in assets and liabilities net of effect of acquisitions:
            Accounts receivable ......................................................         4,504        (19,476)
            Recoverable taxes ........................................................        10,428         (5,735)
            Prepaid and other assets .................................................         6,685          7,049
            Other assets .............................................................        (4,346)       (22,546)
            Accounts payable and accrued expenses ....................................       (15,850)        11,759
            Other current liabilities ................................................       (22,500)        16,490
            Deferred interest ........................................................         5,154
            Other liabilities ........................................................        (3,350)            --
                                                                                           ---------      ---------
Net cash used in operating activities ................................................       (61,785)      (108,797)
                                                                                           ---------      ---------

Cash flows from investing activities:
      Purchase of property and equipment .............................................       (20,129)       (81,247)
      Cash paid for acquisitions of licenses .........................................          (116)            --
                                                                                           ---------      ---------
Net cash used in investing activities ................................................       (20,245)       (81,247)
                                                                                           ---------      ---------

Cash flows from financing activities:
      (Repayments) proceeds of debt, net .............................................        (9,505)        18,508
      Proceeds from parent company credit facilities .................................        72,244        177,691
      Proceeds from secured vendor financing .........................................       150,649             --
      Payments of interim notes payable for equipment ................................       (73,803)        (5,898)
      Payments of notes payable to other vendors .....................................       (13,899)            --
      Loans to stockholder ...........................................................            --         (8,914)
                                                                                           ---------      ---------
Net cash provided by financing activities ............................................       125,686        181,387
                                                                                           ---------      ---------

Net increase in cash and cash equivalents ............................................        43,656         (8,657)
Net effect of translation on cash ....................................................        (2,704)            --
Cash and cash equivalents, beginning of period .......................................        28,186         14,905
                                                                                           ---------      ---------
Cash and cash equivalents, end of period .............................................        69,138          6,248
                                                                                           =========      =========




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest at December 31, 2001 of $30.2 million plus the amount accrued from January 1, 2002 through June 30, 2002 of $25.8 million as part of the debt.

     During the six months ended June 30, 2002 we issued in non-cash transactions 435,000 restricted shares of class A common stock to employees in exchange for future services. The issuance of stock was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in the stockholders' equity.

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

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- NATURE OF THE BUSINESS

     AT&T Latin America Corp. was incorporated on October 13, 1999, under the laws of the State of Delaware, and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this quarterly report on Form 10-Q as "we," "our," the "Company," "AT&T Latin America," "ATTLA" and "us." We provide communications services under the "AT&T" brand name to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. We deliver our services mainly through our own technologically advanced networks, which interconnect with third party networks. Our communication services include, among others, data-Internet, local and long distance voice, web hosting and managed network services.

     AT&T Corp. holds directly or indirectly 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing approximately 95.2% of the voting power and approximately 68.3% of the economic interests of our common stock as of June 30, 2002.

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

     Our cumulative comprehensive loss was $712.2 million and $507.8 million as of June 30, 2002 and December 31, 2001, respectively. Comprehensive income was as follows (in thousands):

                                                   SIX MONTHS ENDED          THREE MONTHS
                                                       JUNE 30,             ENDED JUNE 30,
                                                 ---------------------   ---------------------
                                                   2002        2001        2002        2001
                                                 ---------   ---------   ---------   ---------
Net loss                                         $(180,828)  $(146,019)  $(103,292)  $ (73,051)
Foreign currency translation adjustments           (14,555)    (44,591)    (24,299)    (19,591)
Unrealized gains (losses) on derivative
  instruments, net                                  (9,084)          0      11,121           0
                                                 ---------   ---------   ---------   ---------
          Total comprehensive loss               $(204,467)  $(190,610)  $(116,470)  $ (92,642)
                                                 =========   =========   =========   =========

NOTE 2 -- LIQUIDITY

     The unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred net losses of approximately $627.3 million from the period from inception (October 13, 1999) through June 30, 2002. As of June 30, 2002 we had a working capital deficit of $18.5 million.

     Our primary liquidity needs are for working capital, capital expenditures and debt service. Currently, our primary sources of liquidity are cash on hand, revenue, available funds under our senior secured vendor financing and unsecured bank facilities in local Latin American credit markets.

     Our business is capital intensive and, as such, has required substantial initial capital investment to date. We have been building a high capacity network in the countries in which we operate and are primarily focused on data-Internet and voice services. As of the end of 2001, we had completed a substantial portion of our planned capital deployment relating to core network infrastructure. We expect our capital expenditures in 2002 to range between $60.0 million and $70.0 million. We also expect our aggregate capital expenditures in 2002 and future periods will be reduced significantly from 2001 levels as we continue to increase the utilization of our existing networks. Moreover, we expect that our capital expenditures in 2002 and future periods will become more correlated to increases in revenue.

     We expect to continue incurring operating losses and to generate negative cash flows from operations for the next two years and to continue to generate net losses for the next several years.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


    We believe that our cash on hand together with our available borrowing capacity under the senior secured vendor financing and local bank credit facilities in Latin American markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future working capital is less than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, or in the event that we are unable to renew or refinance existing local credit facilities when they become due, we may have cash needs greater than expected. Our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain additional cash we may need on acceptable terms and conditions or at all. Moreover, if in the future we were not able to meet certain operating and financial targets specified under financing agreements and were not able to obtain requisite waivers, including with respect to our senior secured vendor financing facility, our access to unused financing commitments could be restricted, or our creditors could choose to exercise remedies available to them under such financing agreements.

NOTE 3 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is comprised of the following as of June 30, 2002 and December 31, 2001, respectively (in thousands):

                                                                                                 ESTIMATED
                                                                                                  USEFUL
                                                             JUNE 30,         DECEMBER 31,         LIVES
                                                               2002               2001           (IN YEARS)
                                                          --------------     ------------        ----------
                                                            (UNAUDITED)

      Switching equipment..............................   $      128,014     $    118,542              5
      Transmission equipment...........................          145,192          125,936              7
      Cables...........................................           47,069           40,323             10
      Underground installation.........................          145,106          108,719             25
      Construction in progress.........................           32,631           87,754             --
      Office equipment, furniture, vehicles and other..          110,223          109,149           3 to 10
      Cumulative translation adjustment................          (66,744)         (27,823)
                                                          --------------     ------------
                                                                 541,491          562,600

      Less: Accumulated depreciation...................         (101,323)         (69,032)
                                                          --------------     ------------
                                                          $      440,168     $    493,568
                                                          ==============     ============


     Depreciation expense related to property and equipment was $37.5 million and $24.6 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Depreciation expense related to property and equipment was $22.8 million and $12.7 million for the three months ended June 30, 2002 and June 30, 2001.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 -- DEBT

     Debt is comprised of the following (in thousands):

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                  2002            2001
                                                                                ---------     -----------
                                                                               (UNAUDITED)

          Senior secured vendor financing .................................     $ 150,649      $      --
          Subordinated credit facilities with parent company ..............       603,937             --
          Revolving credit facility, at LIBOR plus 3.75% (5.6% to 6.4%
            at December 31, 2001) .........................................            --        100,000
          Subordinated credit facility, at LIBOR plus 6.00% (8.1% at
            December 31, 2001) ............................................            --        200,000
          Demand notes, at 15% fixed rate .................................            --        175,757
          Interim notes payable to vendors, at varying rates ..............            --         73,803
          Notes payable to other vendors ..................................        35,931         50,718
          Other bank facilities ...........................................        52,359         61,864
                                                                                ---------      ---------

          Total debt ......................................................       842,876        662,142

          Less current maturities .........................................       (64,826)       (87,051)
                                                                                ---------      ---------

          Long-term debt ..................................................     $ 778,050      $ 575,091
                                                                                =========      =========

SENIOR SECURED VENDOR FINANCING

     In December 2001 we entered into senior secured credit facilities, governed by common terms, with our strategic equipment vendors, in an aggregate principal amount of $298.5 million. These facilities became effective on March 27, 2002.

     The facilities are divided into two portions comprised of a first tranche of up to $199.2 million to be used to finance the purchase of equipment and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. At closing, approximately $143.3 million was drawn under the facilities, of which $73.8 million was used to pay outstanding interim notes. Draws under this facility are available through June 2004. After that time principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008. We have available $147.9 million under this facility as of June 30, 2002.

     Interest on loans under the facilities accrues at LIBOR plus 5.625% or, at our election, on a prime rate basis and is payable quarterly. We have paid an up front facility fee and are obligated to pay commitment fees quarterly based on the unused portion of the facility.

    Under the terms of the facilities, a portion of the net proceeds of any future equity and debt offerings by us must be directed to prepay outstanding amounts under the facilities.

    The facilities are guaranteed by AT&T Latin America Corp. and our operating subsidiaries, and are also collateralized by a pledge of the shares of our operating subsidiaries and of substantially all of our and our subsidiaries' material assets other than our rights to the AT&T brand and under certain other agreements with AT&T Corp.

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

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

SUBORDINATED CREDIT FACILITIES (RELATED PARTIES)

     During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as $98.0 million provided under demand notes. The restructuring provided additional borrowings of $150.0 million, which included the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008 and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Preferred Stock through that date. A portion of $100.0 million, plus capitalized interest, (Tranche "A") of the loans bear interest at LIBOR plus 3.75% until August of 2002, and 14.0% thereafter. The $200.0 million and $98.0 million portions, plus capitalized interest (Tranches "B" and "C") are fixed at 15.0% interest rate. The remaining $150.0 million portion pays a fixed interest of 15.3%. The weighted average interest rate as of June 30, 2002 was 13.4%. In connection with the restructuring of our facilities with AT&T Corp., we have included deferred interest at December 31, 2001 of $30.2 million plus the amount accrued from January 1, 2002 through June 30, 2002 of $25.8 million as part of the debt. As of June 30, 2002 we have borrowed the full available amounts under these AT&T Corp. facilities.

     As part of the restructuring, we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half are exercisable at a price of $0.01 per share. The warrants have been valued using the Black-Scholes pricing model with the following assumptions: 6 years expected life; a volatility factor of 132.0%; and a risk-free interest rate of 5.2%. The fair value of the warrants was included as part of our loss on debt restructuring. The warrants are exercisable immediately and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in an extraordinary loss of $6.3 million.

     The debt facilities with AT&T Corp. include customary covenants that are based on certain of the covenant provisions contained in our senior secured vendor financing.

NOTES PAYABLE TO OTHER VENDORS

     In November 1998 a subsidiary of FirstCom (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The financed equipment collateralizes this vendor financing. As of June 30, 2002, there was approximately $6.9 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 8.1%. The availability period for drawings under this financing agreement expired on December 31, 2000.

     In July, August and September 2001, we entered into several vendor financing agreements with an equipment vendor maturing at various dates through April 2004 bearing interest at LIBOR plus 7.0%, or 10.9 % as of June 30, 2002. In June 2002, we signed an agreement with the vendor for the restructuring of the financing provided under these vendor financing agreements. Under the restructuring agreement it was agreed to reduce the principal outstanding from $9.5 million to $8.6 million as well as a reduction of interest rate from LIBOR plus 7.0% to

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



LIBOR plus 0.0%. The restructuring also provided for quarterly payment of interest commencing in August 2002 with a maturity of the principal in April 2004. After payment of $1.0 million the outstanding amount as of June 30, 2002 was $7.6 million. The debt restructuring resulted in an extraordinary gain of $1.8 million, resulting from the reduction of principal and accrued interest.

     We entered into several short-term vendor financing agreements maturing in various dates through March 2003 for the development of our networks in Argentina. Borrowings under this agreement bear interest at fixed rates ranging from 11.9% to 17.5% per annum and variable rates based on LIBOR plus 8.0%. At June 30, 2002, there was an aggregate of $21.4 million outstanding under these facilities.

OTHER BANK FACILITIES

     AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate amount of $37.4 million maturing through February 2004. At June 30, 2002, there was an aggregate of $31.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 2.2% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 1.2% to 1.9%.

     AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $14.9 million maturing through May 2006. At June 30, 2002, there was an aggregate of $12.6 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 12.5% to 13.0% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for Colombian peso interest rate or DTF for the six months ended June 30, 2002 was 9.6%.

     AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $19.8 million, maturing on various dates through June 2011. At June 30, 2002, there was an aggregate of $7.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 6.0% to 12.5% per annum.

     AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $6.0 million, maturing on various dates through October 2010. At June 30, 2002 there was an aggregate of $0.9 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 17.5%.

     As of June 30, 2002 we have approximately $52.4 million outstanding under these bank facilities. We have an additional availability under these bank facilities of approximately $24.0 million. Although we expect to be able to renew or refinance most of the existing amounts outstanding as they become due, and to maintain most of the existing additional availability to use as needed, there is no assurance that we will be able to renew or refinance these outstanding amounts or maintain the additional availability on acceptable terms or at all.

NOTE 5 -- REDEEMABLE PREFERRED AND CAPITAL STOCK

     On August 28, 2000, we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Preferred Stock having an aggregate liquidation value as of June 30, 2002 and December 31, 2001 of $231.2 million and $215.2 million, respectively. The shares of Mandatorily Redeemable 15% Series B Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. In March 2002 Global Card Holdings agreed to certain amendments to the terms of the redeemable preferred stock. The amendments provided that the first date of redemption at the option of any holder would be deferred until October 2008 and that dividends would not be payable in cash unless permitted under the Subordination Agreement related to our senior secured vendor financing, in each case subject to certain exceptions as permitted under the vendor financing agreements. The accompanying statements of operations for the six months ended June 30, 2002 and 2001 include $16.0 million and $13.8 million, respectively, recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Preferred Stock. The amount recorded as interest expense for the three months ended June 30, 2002 and 2001 was $8.1 million and $7.0 million, respectively.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



    We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At June 30, 2002 and December 31, 2001, 45,659,017 and 45,224,017 shares, respectively, of Class A common stock were issued and outstanding. At June 30, 2002 and December 31, 2001, we had 73,081,595 shares of Class B common stock issued and outstanding.

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

NOTE 6 -- OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

    We measure our operations by country and present revenue segmented by data-Internet and voice services. We currently derive a substantial portion of our revenue from data-Internet services. For the three months ended June 30, 2002 and 2001 approximately 64.7% and 60.9%, respectively, were generated from data-Internet services. For the six months ended June 30, 2002 and 2001 approximately 62.3% and 59.6%, respectively, were generated from data-Internet services. No single customer or group of customers accounted for more than 10% of total revenue for the periods presented.

     Our chief operating decision makers measure our operating results by country and use EBITDA as an important measure of our country operating results and performance. We calculate EBITDA as gain or loss from operations plus depreciation and amortization expense. Management believes EBITDA is meaningful to investors because it enables them to evaluate operating results using the same measure used by our chief operating decision makers. In addition, we believe that EBITDA allows investors a means to evaluate the financial results of each country operation in relation to our total operations. Our calculation of EBITDA may or may not be consistent with the calculation of this measure by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income, as an indicator of performance, or cash flows from operating activities as an indicator of liquidity. In addition EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes, which can affect cash flows.

     DATA-INTERNET SERVICES. Our data-Internet services feature local, national and international reach, high availability and high security, with varying degrees of managed features, using our common ATM/IP, or asynchronous transfer mode/Internet protocol multi-service network platform. These services are accessible via single connections (one port per location) to our broadband network. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services allow us to implement different communications applications to support a wide range of customers' needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

     Our Internet services consist of dial-up and high-speed dedicated access services offered primarily to businesses, as well as to Internet service providers and content providers. Our integrated package to Internet service providers and portals allows these customers to purchase and/or lease their entire access infrastructure and access to the Internet from us. Our managed service offerings include managed data, Internet and web hosting services.

     VOICE SERVICES. Our portfolio of voice services includes local telephony and long distance services, pre-paid and calling card services and 800 and operator assistance services, depending on our competitive situation and regulatory restrictions in each country. We package these services differently depending on the customer we are targeting. Voice services are an important complement to our existing data-Internet product portfolio. Voice services are also an important point of entry for other services, particularly with small and medium sized enterprises for business customers. To the

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



consumer mass-market, we offer primarily through distribution channels a more selective set of services, which require little or no customization, and minimum employee resources, which enables us to use available network capacity, particularly during non-business hours.

    The following tables set forth, for the three and six months ended June 30, 2002 and 2001, certain information about segment results of operations and segment assets (in thousands):

   THREE MONTHS ENDED
      JUNE 30, 2002          ARGENTINA       BRAZIL         CHILE         COLOMBIA         PERU         OTHER(1)         TOTAL
-------------------------  -----------    -----------    -----------    -----------    -----------    -----------    -----------
         (UNAUDITED)
REVENUE:
Data-Internet services...  $     1,506    $    12,032    $     3,317    $     5,933    $     4,364    $        --    $    27,152

Voice services...........        2,827          1,920          4,734            131          6,455         (1,245)        14,822
                           -----------    -----------    -----------    -----------    -----------    -----------    -----------
TOTAL REVENUE............        4,333         13,952          8,051          6,064         10,819         (1,245)        41,974

Cost of revenue..........        4,319          9,063          5,637          3,160          5,539         (1,245)        26,473
Selling, general and
  administrative.........        1,803          8,086          2,734          2,894          4,307          8,890         28,714
                           -----------    -----------    -----------    -----------    -----------    -----------    -----------
EBITDA(2)................       (1,789)        (3,197)          (320)            10            973         (8,890)       (13,213)
Depreciation and
  amortization...........        8,534          6,458          2,278          3,339          3,415          1,154         25,178
                           -----------    -----------    -----------    -----------    -----------    -----------    -----------
Loss from operations.....  $   (10,323)   $    (9,655)   $    (2,598)   $    (3,329)   $    (2,442)   $   (10,044)   $   (38,391)
                           ===========    ===========    ===========    ===========    ===========    ===========    ===========

Total assets.............  $   212,291    $   355,358    $   271,085    $   141,129    $   348,943    $    48,051    $ 1,376,857
Capital expenditures(3)..  $       588    $     6,015    $     1,535    $     1,336    $     1,992    $     1,329    $    12,795



     THREE MONTHS ENDED
        JUNE 30, 2001         ARGENTINA       BRAZIL          CHILE        COLOMBIA         PERU          OTHER(1)        TOTAL
---------------------------  -----------    -----------    -----------    -----------    -----------    -----------    -----------
         (UNAUDITED)
REVENUE:
  Data-Internet services..   $     1,400    $     9,734    $     2,903    $     3,288    $     3,172    $        --    $    20,497
  Voice services..........         1,278          1,388          6,193             31          4,565           (305)        13,150
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
TOTAL REVENUE
                                   2,678         11,122          9,096          3,319          7,737           (305)        33,647
Cost of revenue...........         3,940         12,620          6,928          1,490          3,680           (266)        28,392
Selling, general and
  administrative..........         6,014          8,597          3,488          2,673          4,062          9,123         33,957
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
EBITDA(2).................        (7,276)       (10,095)        (1,320)          (844)            (5)        (9,162)       (28,702)
Depreciation and
  amortization............         2,843          7,072          1,554          1,264          3,187          8,836         24,756
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Loss from operations......   $   (10,119)   $   (17,167)   $    (2,874)   $    (2,108)   $    (3,192)   $   (17,998)   $   (53,458)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

Total assets..............   $   172,717    $   398,919    $    60,816    $    58,449    $    98,311    $   585,296    $ 1,374,508
Capital expenditures(3)...   $    18,511    $    13,375    $     4,049    $     9,171    $    10,470    $       176    $    55,752



                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


    SIX MONTHS ENDED
      JUNE 30, 2002          ARGENTINA       BRAZIL          CHILE         COLOMBIA         PERU        OTHER(1)         TOTAL
-------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------
         (UNAUDITED)
REVENUE:
Data-Internet services ..   $     2,944    $    24,762    $     6,267    $    11,431    $     8,236    $        --    $    53,640

Voice services ..........         6,306          3,666         10,824            234         12,988         (1,523)        32,495
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
TOTAL REVENUE ...........         9,250         28,428         17,091         11,665         21,224         (1,523)        86,135
Cost of revenue .........         8,486         18,689         11,816          6,773         10,718         (1,523)        54,959
Selling, general and
  administrative ........         5,326         17,106          5,770          5,126          8,077         16,480         57,885
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
EBITDA(2) ...............        (4,562)        (7,367)          (495)          (234)         2,429        (16,480)       (26,709)
Depreciation and
  amortization ..........        11,958         11,307          3,882          5,733          5,934          3,556         42,370
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------

Loss from operations ....   $   (16,520)   $   (18,674)   $    (4,377)   $    (5,967)   $    (3,505)   $   (20,036)       (69,079)
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========

Total assets ............   $   212,291    $   355,358    $   271,085    $   141,129    $   348,943    $    48,051    $ 1,376,857
Capital expenditures(3) .   $     1,936    $     6,750    $     4,187    $     1,941    $     5,145    $       170    $    20,129


      SIX MONTHS ENDED
        JUNE 30, 2001         ARGENTINA       BRAZIL         CHILE         COLOMBIA          PERU         OTHER(1)        TOTAL
--------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------
         (UNAUDITED)
REVENUE:
  Data-Internet services..   $     1,678    $    19,423    $     5,798    $     6,203    $     5,854    $        --    $    38,956
  Voice services..........         1,992          2,939         12,836             31          9,237           (674)        26,361
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
TOTAL REVENUE
                                   3,670         22,362         18,634          6,234         15,091           (674)        65,317
Cost of revenue...........         6,045         24,572         14,230          2,732          7,360           (635)        54,304
Selling, general and
  administrative..........        13,180         17,960          6,909          5,376          8,166         14,982         66,573
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
EBITDA(2).................       (15,555)       (20,170)        (2,505)        (1,874)          (435)       (15,021)       (55,560)
Depreciation and
  amortization............         5,233         14,843          2,979          2,517          6,270         17,613         49,455
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Loss from operations......   $   (20,788)   $   (35,013)   $    (5,484)   $    (4,391)   $    (6,705)   $   (32,634)   $  (105,015)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

Total assets..............   $   172,717    $   398,919    $    60,816    $    58,449    $    98,311    $   585,296    $ 1,374,508
Capital expenditures(3)...   $    63,776    $    43,116    $     7,975    $    11,627    $    16,699    $     5,106    $   148,299


(1) Consists primarily of corporate operations, inter-company eliminations and the results of operations and related assets of the executive management Rabbi trust. All material inter-company accounts and transactions have been eliminated.
(2) EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance.
(3) We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of any cash proceeds from the sale of property and equipment, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies. CAPEX includes property and equipment acquired through vendor financing arrangements of approximately $43.6 million in 2001.


     There are no significant transfers between geographic areas or segments. Revenue among our country operations amounted to $0.8 million and $0.9 million in Chile, $0.5 million and $0.5 million in Argentina, and $0.0 million and $0.2 million in Peru for the three to six months ended June 30, 2002, respectively. Revenue for the three and six months ended June 30, 2001 among our country operations amounted to $0.2 million and $0.4 million in Peru and $0.1 million and $0.3 million in Chile. Revenue by country as presented in the tables above includes revenue generated among our country operations; but excluded and eliminated under the "Other" column on our reported consolidated revenue amount.

     Loss from operations consists of revenue less operating expenses and does not include interest expense, interest income and other income (expense), minority interest and income taxes. Total assets are those assets used in our operations in each geographic area. Corporate assets, which are included under the "Other" column, include cash and cash equivalents, property and equipment and other assets.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE 7 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our accounting for prior business combinations.

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We are currently assessing the impact of the adoption of this standard and based on our preliminary identification of our reporting unit's goodwill carrying and fair values we expect an impairment of our goodwill in connection with the initial transitional impairment test. Although we are not yet able to reasonably determine our actual goodwill impairment amount we expect a goodwill impairment to be in the range of $200.0 million to $300.0 million. We have completed the identification and the determination of carrying value and fair value of each of our reporting units, which indicates that the fair value is lower than our carrying value. We are now completing the process of comparing the implied fair value of our reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We expect to complete the final determination during the third quarter and the transitional impairment loss will be recognized as cumulative effect of a change in accounting principle on our consolidated statement of operations effective for the first quarter in 2002.

     There has been no change to our goodwill carrying amount since December 31, 2001, other than the change which resulted from using a different foreign currency translation rate at June 30, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in our second quarter of 2001, our second quarter of 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $62.2 million and $0.53 per share, respectively, instead of $73.0 million and $0.63 per share, respectively. For the six months ended June 30, 2002 and 2001, the adjusted net loss and basic and diluted adjusted loss per share would have been $124.3 million and $1.07 per share, respectively, instead of $146.0 million and $1.26 per share, respectively.

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



     Our intangibles subject to amortization amount to $20.9 million and $24.1 million (net of accumulated amortization of $13.9 million and $10.6 million), as of June 30, 2002 and December 31, 2001 respectively. Our intangibles do not have residual value and the weighted average amortization period is 5.6 years. Our intangible assets are divided as follows:

                                                  JUNE 30,      DECEMBER 31,      LIFE IN
                                                    2002            2001           YEARS
                                                  --------      -----------      ---------
                                                (UNAUDITED)

        Customer contracts .................      $ 30,900       $ 30,900          3 to 5
        Accumulated amortization ...........       (13,305)       (10,200)
                                                  --------       --------
           Subtotal, Net customers contracts        17,595         20,700

        Other intangibles ..................         3,944          3,828            7
        Accumulated amortization ...........          (629)          (398)
                                                  --------       --------
           Subtotal, Net other intangibles .         3,315          3,430
                                                  --------       --------

        Total intangibles ..................      $ 20,910       $ 24,130
                                                  ========       ========

     The aggregate amortization expense related to customers contracts for the three and six months ended June 30, 2002 amounted to $1.4 million and $3.1 million, respectively. The aggregate amortization expense related to other intangibles for the three and six months ended June 30, 2002 amounted to $0.1 million and $0.2 million, respectively. The estimated aggregate amortization expense of intangibles for the next five years is estimated to be as follows:

                                               AMOUNT
                                            ----------

        2003......................          $    5,641
        2004......................               5,641
        2005......................               3,907
        2006......................                 441
        2007 and thereafter ......               1,644

     Effective January 1, 2002 we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have any effect on our accounting for long-lived assets on the adoption date.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 on January 1, 2003. We are currently assessing the impact of SFAS No. 145 on our financial position and results of operations.

NOTE 9 - EXTRAORDINARY GAIN (LOSS) ON DEBT RESTRUCTURING

     As part of the restructuring of our financing with AT&T Corp., we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half are exercisable at a price of $0.01 per share. The warrants have been valued using the Black-Scholes pricing model. The

                            AT&T LATIN AMERICA CORP.
                   (A MAJORITY OWNED SUBSIDIARY OF AT&T CORP.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



warrants are exercisable immediately and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in an extraordinary loss of $6.3 million for the period ended March 31, 2002.

     In June 2002, we signed an agreement with one of our vendors for the restructuring of the financing provided under certain vendor financing agreements with the vendor. Under the restructuring agreement it was agreed to reduce the principal outstanding from $9.5 million to $8.6 million as well as a reduction of interest rate from LIBOR plus 7.0% to LIBOR plus 0.0%. The restructuring also provided for quarterly payment of interest commencing in August 2002 with a maturity of the principal in April 2004. The debt restructuring resulted in an extraordinary gain of $1.8 million, resulting from the reduction of principal and accrued interest.

NOTE 10 - OTHER EXPENSE (INCOME), NET

     We use derivative instruments, currently forward contracts, to reduce our exposure to fluctuations in foreign currency exchange rates. We do not use derivatives instruments for speculative purposes. Our most significant contracts to buy United States ("U.S.") dollars are forward contracts entered into to fix the cost in foreign currency or in U.S. dollars of our U.S. dollars denominated debt obligations in Brazil.

     As of June 30, 2002, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $535.0 million, maturing in various dates through November 2003. The total $3.8 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our June 30, 2002 balance sheet, represents unrealized gains on certain of our forward currency contracts selling foreign currencies as result of the strengthening of the dollar compared to the currencies that we hedge. In addition, the total $1.0 million of fair value of forward contract liabilities which are included in other current liabilities on our June 30, 2002 balance sheet represents unrealized losses on certain of our forward currency in our various countries in which we operate, which are mainly used to fix the cost of our commitments.

     Derivative gains and losses included in accumulated other comprehensive income ("AOCI") are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings.

     During the six months ended 2002, net changes in the fair value of our cash flow hedges amounted to unrealized losses of $9.1 million. During the six months ended June 30, 2002 we discontinued cash flows hedge accounting for certain forward contracts and concurrently designated the respective underlying loans as a long-term investment. The forward contracts that were accounted for as cash flows hedges are now being accounted for as undesignated forward contracts and the change in the fair value of these contracts is accounted for as other expenses in the statement of operations. With the designation of the underlying loans as long-term investment the amount of $12.6 million previously deferred in other comprehensive income (loss) was reclassified to other expense in the accompanying statement of operations during the six months ended June 30, 2002. We also discontinued hedge accounting and settled certain other cash flows hedges resulting in a charge to other expense of $3.9 million. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts and amortization of forward points on forward contracts accounted for as cash flows hedges.

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

     In addition to matters that are described in this quarterly report on Form 10-Q and our Annual Report on Form 10-K, the following factors, among others, could cause AT&T Latin America's actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this quarterly report on Form 10-Q or its exhibits:

     o    inaccurate forecasts of customer or market demand;

     o    the rate of expansion of our networks and customer base;

     o changes in communications technology and/or the pricing of competitive products and services;

     o    highly competitive market conditions;

     o    access to financing on acceptable terms and conditions;

     o our ability to implement our planned consolidation of key functions of our operations in the manner we currently expect and in the time-frames we contemplate;

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


CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

    Our critical accounting policies are those which we believe require our most subjective or complex judgments; often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may ultimately affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A discussion of our critical accounting policies, the underlying judgments and uncertainties are included in our Annual Report on Form 10-K.

OVERVIEW

    We provide communications services under the "AT&T" brand to major metropolitan business in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include, among others, data-Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mainly through our own technologically advanced networks, which interconnect with third party networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and connectivity services. We also serve in the mass market through various distribution channels, offering domestic and international long distance, calling and prepaid cards and dial-up Internet services. These opportunities remain attractive because they provide additional revenues and margin as well as utilization of our existing network capacity.

    BASIS OF PRESENTATION. Our unaudited financial statements reflect operations for the three and six months ended June 30, 2002 and 2001 in accordance with generally accepted accounting principles in the United States of America.

    AT&T LATIN AMERICA. We were incorporated in October 1999 by AT&T Corp. The countries in which we may operate under our certificate of incorporation and the terms of our regional vehicle agreement with AT&T Corp. include the countries in South America and the Caribbean plus Panama, but excluding Cuba and Venezuela.

RECENT EVENTS

     We intend to centralize key functions in order to coordinate and consolidate systems and processes currently employed individually in each country operation. The centralization is expected to be completed through the creation of a Regional Commercial Organization based in Washington, D.C., which will be designed to allow us to coordinate better with AT&T Corp. product offerings and to enhance our service to multinational customers. In addition, we are creating a Regional Service Center in Santiago, Chile that is intended to provide consistent services to the operating entities through the consolidation of key functions such as engineering, operations, customer care, information technology and human resources.

     In July 2002 we obtained licenses from Anatel (AGENCIA NACIONAL DE TELECOMUNICACOES), Brazil's telecom regulatory agency, to provide local Switched Fixed Telephony Service (STFC) and domestic and international Multimedia Communications Services (SCM). The STFC license for local service includes the seven largest business centers in Brazil, (where the company already own metropolitan networks): Sao Paulo, Campinas, Rio de Janeiro, Brasilia, Belo Horizonte, Curitiba and Porto Alegre.

     We also recently filed with Anatel an application to obtain a license to provide domestic and international long distance telephony services. The license application is for the entire state of Sao Paulo and the largest business centers outside of the region, including Rio de Janeiro, Brasilia, Belo Horizonte, Curitiba and Porto Alegre. With the long distance telephony license, we expect to receive our own carrier selection code designation for the provision of services in these cities, which the company will use to compete in the domestic and international long distance market in Brazil.

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We are currently assessing the impact of the adoption of this standard and based on our preliminary identification of our reporting unit's goodwill carrying and fair values we expect an impairment of our goodwill in connection with the initial transitional impairment test. Although we are not yet able to reasonably determine our actual goodwill impairment amount we expect a goodwill impairment to be in the range of $200.0 million to $300.0 million. We have completed the identification and the determination of carrying value and fair value of each of our reporting units, which indicates that the fair value is lower than our carrying value. We are now completing the process of comparing the implied fair value of our reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We expect to complete the final determination during the third quarter and the transitional impairment loss will be recognized as cumulative effect of a change in accounting principle on our consolidated statement of operations effective for the first quarter in 2002.

     There has been no change to our goodwill carrying amount since December 31, 2001, other than the change which resulted from using a different foreign currency translation rate at June 30, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in our second quarter of 2001, our second quarter of 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $62.2 million and $0.53 per share, respectively, instead of $73.0 million and $0.63 per share, respectively. For the six months ended June 30, 2002 and 2001, the adjusted net loss and basic and diluted adjusted loss per share would have been $124.3 million and $1.07 per share, respectively, instead of $146.0 million and $1.26 per share, respectively.

RESULTS OF OPERATIONS

The following table includes a summary of our consolidated statements of operations for the periods indicated below.

                            AT&T LATIN AMERICA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                  -------------------------       -------------------------
                                                                     2002            2001            2002            2001
                                                                  ---------       ---------       ---------       ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                         (UNAUDITED)
Revenue:
  Data-Internet services ...................................      $  27,152       $  20,497       $  53,640       $  38,956
  Voice services ...........................................         14,822          13,150          32,495          26,361
                                                                  ---------       ---------       ---------       ---------
         Total revenue .....................................         41,974          33,647          86,135          65,317
Cost of revenue ............................................         26,473          28,392          54,959          54,304
Selling, general and administrative expenses ...............         28,714          33,957          57,885          66,573
Depreciation and amortization ..............................         25,178          24,756          42,370          49,455
                                                                  ---------       ---------       ---------       ---------
         Loss from operations ..............................        (38,391)        (53,458)        (69,079)       (105,015)
Interest expense ...........................................         32,442          18,865          54,244          34,716
Interest income ............................................            212             493             410             763
Other (expense) income, net ................................        (34,543)         (1,375)        (53,616)         (7,320)
                                                                  ---------       ---------       ---------       ---------
     Loss before provision for income taxes, ...............       (105,164)        (73,205)       (176,529)       (146,288)
       minority interest income and extraordinary item .....
Provision for income taxes .................................             --              --              --              --
Minority interest income ...................................             87             154             180             269
                                                                  ---------       ---------       ---------       ---------
     Loss before extraordinary item ........................       (105,077)        (73,051)       (176,349)       (146,019)
Extraordinary gain (loss) on debt restructuring ............          1,785              --          (4,479)             --
                                                                  ---------       ---------       ---------       ---------
Net loss ...................................................      $(103,292)      $ (73,051)      $(180,828)      $(146,019)
                                                                  =========       =========       =========       =========

Basic and diluted net loss per common share before
  extraordinary gain (loss) on debt restructuring ..........      $   (0.89)      $   (0.63)      $   (1.49)      $   (1.26)
Extraordinary gain (loss) per common share on debt
  restructuring ............................................           0.02              --           (0.04)             --
                                                                  ---------       ---------       ---------       ---------
Basic and diluted net loss per common share ................      $   (0.87)      $   (0.63)      $   (1.53)      $   (1.26)
                                                                  =========       =========       =========       =========
Weighted average common shares outstanding .................        118,641         116,296         118,521         116,296
                                                                  =========       =========       =========       =========



     The following table includes revenue by country and consolidated operating loss in dollars and as a percentage of revenue for the three and six months ended June 30, 2002 and 2001:

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                  ------------------------------------------------------
                                                    2002            %              2001            %
                                                  --------       --------        --------       --------
                                                                     ($'S IN THOUSANDS)
                                                                        (UNAUDITED)

Revenue:
  Argentina ................................      $  4,333           10.3%       $  2,678            8.0%
  Brazil ...................................        13,952           33.2%         11,122           33.1%
  Chile ....................................         8,051           19.2%          9,096           27.0%
  Colombia .................................         6,064           14.4%          3,319            9.9%
  Peru .....................................        10,819           25.8%          7,737           23.0%
  Other ....................................        (1,245)          (2.9%)          (305)          (1.0%)
                                                  --------       --------        --------       --------
            Total revenue ..................        41,974          100.0%         33,647          100.0%
Cost of revenue ............................        26,473           63.1%         28,392           84.4%
Selling, general and administrative expenses        28,714           68.4%         33,957          100.9%
Depreciation and amortization ..............        25,178           60.0%         24,756           73.6%
                                                  --------       --------        --------       --------

            Loss from operations ...........      $(38,391)         (91.5%)      $(53,458)        (158.9%)
                                                  ========       ========        ========       ========


                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                       ----------------------------------------------------------
                                                         2002              %              2001              %
                                                       ---------       ---------        ---------       ---------
                                                                            ($'S IN THOUSANDS)
                                                                                (UNAUDITED)
Revenue:
  Argentina .....................................      $   9,250            10.7%       $   3,670             5.6%
  Brazil ........................................         28,428            33.0%          22,362            34.2%
  Chile .........................................         17,091            19.8%          18,634            28.5%
  Colombia ......................................         11,665            13.5%           6,234             9.5%
  Peru ..........................................         21,224            24.6%          15,091            23.1%
  Other .........................................         (1,523)           (1.6%)           (674)           (0.9%)
                                                       ---------       ---------        ---------       ---------
            Total revenue .......................         86,135           100.0%          65,317           100.0%
Cost of revenue .................................         54,959            63.8%          54,304            83.1%
Selling, general and administrative expenses ....         57,885            67.2%          66,573           101.9%
Depreciation and amortization ...................         42,370            49.2%          49,455            75.7%
                                                       ---------       ---------        ---------       ---------


            Loss from operations ................      $ (69,079)          (80.2%)      $(105,015)         (160.7%)
                                                       =========       =========        =========       =========


  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,                   CHANGE
                                                                              --------------------      --------------------
                                                                               2002         2001           $            %
                                                                              -------      -------      -------      -------
                                                                                             ($'S IN THOUSANDS)
                                                                                                  (UNAUDITED)
REVENUE:
     Data-Internet services ............................................      $27,152      $20,497      $ 6,655         32.5%
     Voice services ....................................................       14,822       13,150        1,672         12.7%
                                                                              -------      -------      -------
            Total revenue ..............................................      $41,974      $33,647      $ 8,327         24.7%
                                                                              =======      =======      =======


     REVENUE. Revenue for the three months ended June 30, 2002 was $42.0 million, compared to revenue of $33.6 million for the same period in 2001, representing an increase of $8.3 million or 24.7%. We experienced revenue increases in all our country operations, except for Chile where revenue decreased mainly due to a reduction of voice-wholesale revenue for the period. The increase in revenue resulted from increases in customers and ports in service, which reflected increased selling of services to both existing customers and new customers. The increase in revenue was partially offset by the translation effect of the weakening of foreign currency exchange rates versus the U.S. dollar in Argentina and Brazil.

     Our data-Internet services revenue grew from $20.5 million during the three months ended June 30, 2001, to $27.2 million for the same period in 2002, representing an increase of $6.7 million or 32.5%. The increase in our data-Internet services was mainly due to increased demand for our services from our existing business customers and to an increase in our customer base. Data-Internet services accounted for 64.7% of our revenue during the three months ended June 30, 2002. We anticipate that over the long-term, data-Internet services revenue will continue to represent a majority of total revenue.

     Revenue from voice services grew from $13.2 million during the three months ended June 30, 2001 to $14.8 million for the same period in 2002, representing an increase of $1.7 million or 12.7%. The increase in our voice-related revenue was mainly due to the increase in total minutes sold. Revenue growth from voice services was negatively affected by the decrease in wholesale revenue in Chile described above, as well as to a lesser extent the entrance of multi-carrier services competition in Peru during the three months ended June 30, 2002.

     COST OF REVENUE. Cost of revenue was $26.5 million for the three months ended June 30, 2002, compared to $28.4 million for the same period in 2001, representing a decrease of $1.9 million or 6.8%. Cost of revenue consists of leased line costs, interconnection costs, maintenance costs, and network and operating system costs, including certain labor and other direct costs. The decrease in cost of revenue was driven by lower connection costs in Brazil as a result of newly agreed contracts, as well as lower reported cost of revenue in U.S. dollar terms in Argentina and Brazil due to the translation effect of the weakening of their local currencies compared to the U.S. dollar. We expect to continue to increase the amount and percentage of our services revenue that is delivered over our existing network capacity as well as to continue to benefit from better pricing recently obtained from third party network providers, resulting in continued gross margin improvement.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $28.7 million during the three months ended June 30, 2002, compared to $34.0 million for the same period in 2001, representing a decrease of $5.2 million or 15.4%. The decrease in selling, general and administrative expenses resulted primarily from the translation effect of the weakening of the Argentina peso and the Brazilian real compared to the U.S. dollar in the first part of 2002, and lower headcount when compared to the same period in 2001. We expect lower selling, general and administrative expenses for the remainder of 2002 and for these expenses to increase thereafter in absolute terms to the extent that we continue to experience growth and to expand our service offerings. We believe that the peso devaluation in Argentina will continue to have a positive impact on our selling, general and administrative expenses. We also anticipate selling, general and administrative expenses, as a percentage of revenue, will decrease in future periods. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $25.2 million during the three months ended June 30, 2002, compared to $24.8 million for the same period in 2001, representing an increase of $0.4 million. Depreciation and amortization was reduced as a result of the adoption of SFAS 142 during 2002, under which we no longer amortize goodwill but instead review it annually (or more frequently if impairment indicators arise) for impairment. This reduction was offset by depreciation expense on our increased deployed network infrastructure and one-time incremental depreciation expense on certain non-core assets that were fully depreciated during this quarter. If goodwill amortization would not have been recorded in our second quarter of 2001, then our second quarter of 2001 adjusted depreciation and amortization would have been $13.9 million, compared to $25.2 million in second quarter of 2002. We expect that depreciation expense will continue to increase on a quarterly basis as we continue to invest to support our business.

     INTEREST EXPENSE. Interest expense, net of $0.2 million of interest income, was $32.2 during the three months ended June 30, 2002, compared to $18.4 million during the same period in 2001, representing an increase of $13.9 million or 75.4%. This increase in interest expense was due mainly to higher debt outstanding during the period and higher interest rate on the restructured AT&T Corp. loans, partially offset by lower interest rates on the senior secured vendor financing. Interest expense is mainly comprised of dividends related to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our subordinated credit facility with AT&T Corp., our senior secured vendor financing, notes payable to other vendors and other bank facilities.

     OTHER (EXPENSE) INCOME, NET. Other (expense) income, net was $34.5 million of expense for the three months ended June 30, 2002, compared to $1.4 million of expense for the same period in 2001, representing an increase of $33.2 million. During the three months ended June 30, 2002 we discontinued cash flows hedge accounting for certain forward contracts and concurrently designated the respective underlying loans as a long-term investment. The forward contracts that were accounted for as cash flow hedges are now being accounted for as undesignated forward contracts and the change in the fair value of these contracts is accounted for as other expenses in the statement of operations. With the designation of the underlying loans as long-term investment the amount of $12.6 million previously deferred in other comprehensive income (loss) was reclassified to other expense in the accompanying statement of operations during the three months ended June 30, 2002. We also discontinued hedge accounting and settled certain other cash flows hedges resulting in a charge to other expense of $3.8 million. All other expense was mainly due to foreign currency transaction losses, fair value changes on our undesignated forward contracts and amortization of forward points on forward contracts accounted for as cash flow hedges.

     EXTRAORDINARY GAIN ON DEBT RESTRUCTURING. We recognized a non-cash extraordinary gain of $1.8 million during the three months ended June 30, 2002 in connection with a restructuring of certain notes payable to other vendors.

     NET LOSS. Net loss was $103.3 million for the three months ended June 30, 2002, compared to net loss of $73.1 million for the same period in 2001, representing an increase of $30.2 million or 41.4%. The increase in net loss was mainly due to increases in interest expense and other (expense) income, net. We expect to continue to incur net losses in the next several years.

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

                                          SIX MONTHS ENDED
                                              JUNE 30,                   CHANGE
                                        --------------------      --------------------
                                          2002         2001          $             %
                                        -------      -------      -------      -------
                                                     ($'S IN THOUSANDS)
                                                          (UNAUDITED)
        REVENUE:
          Data-Internet services..      $53,640      $38,956      $14,684         37.7%
          Voice services..........       32,495       26,361        6,134         23.3%
                                        -------      -------      -------
                 Total revenue....      $86,135      $65,317      $20,818         31.9%
                                        =======      =======      =======


     REVENUE. Revenue for the six months ended June 30, 2002 was $86.1 million, compared to revenue of $65.3 million for the same period in 2001, representing an increase of $20.8 million or 31.9%. This increase in revenue was mainly generated in Argentina, Brazil, Colombia and Peru, which combined accounted for $23.2 million revenue increase, offset by a decrease in Chile's revenue of $1.5 million. The increase in revenue resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers.

     Our data-Internet services revenue grew from $39.0 million during the six months ended June 30, 2001, to $53.6 million for the same period in 2002, representing an increase of $14.7 million or 37.7%. The increase in our data-Internet services was mainly due to increased demand for bandwidth from our existing business customers and to an increase in our customer base. Data-Internet services accounted for 62.3% of our revenue in 2002.

     Revenue from voice services grew from $26.4 million during the six months ended June 30, 2001, to $32.5 million for the same period in 2002, representing an increase of $6.1 million or 23.3%. The increase in our voice-related revenue was mainly due to the increase in our customer base as well as an increase in total minutes sold, offset by a decrease in wholesale revenue in Chile.

     COST OF REVENUE. Cost of revenue was $55.0 million for the six months ended June 30, 2002, compared to cost of revenue of $54.3 million for the same period in 2001, representing an increase of $0.7 million or 1.2%. Cost of revenue consists of leased line costs, interconnection costs, maintenance costs, and network and operating system costs, including labor and other direct costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $57.9 million during the six months ended June 30, 2002, compared to selling, general and administrative expenses of $66.6 million for the same period in 2001, representing an decrease of $8.7 million or 13.1%. The decrease in selling, general and administrative expenses resulted primarily from a decrease in headcount and from the translation effect of the weakening of the Argentina peso and the Brazilian real compared to the U.S. dollar in the first part of 2002 when compared to the same period in 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $42.4 million during the six months ended June 30, 2002, compared to depreciation and amortization of $49.5 million for the same period in 2001, representing a decrease of $7.1 million or 14.3%. The decrease in depreciation and amortization was due mainly to the adoption of SFAS 142, under which we no longer amortize goodwill but instead review it annually (or more frequently if impairment indicators arise) for impairment, offset by depreciation expense on our increased deployed network infrastructure. If goodwill amortization would not have been recorded in the six months ended June 30, 2001, then our six months ended June 30, 2001 adjusted depreciation would have been $27.8 million, compared to $42.4 million for the six months ended June 30, 2002.

     INTEREST EXPENSE. Interest expense, net of $0.4 million of interest income, was $53.8 million during the six months ended June 30, 2002, compared to interest expense of $34.0 million during the same period in 2001, representing an increase of $19.9 million or 58.6%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities provided by AT&T Corp., our senior secured vendor financing, notes payable to other vendors and other bank facilities.

     OTHER (EXPENSE) INCOME, NET. Other (expense) income, net was $53.6 million during the six months ended June 30, 2002. Other (expense) income, net was mainly due to foreign currency transaction losses, changes in fair value of certain hedges and amortization of forward points on hedge contracts, including the discontinuance of hedge accounting for certain forward contracts resulting in aggregate charges to other expenses of approximately $16.5 million.

     EXTRAORDINARY LOSS ON DEBT RESTRUCTURING. During the six months ended June 30, 2002, we have recorded a net extraordinary loss on debt restructuring of $4.5 million related to debt restructuring with our parent company and certain vendors.

     NET LOSS. Net loss was $180.8 million during the six months ended June 30, 2002, compared to net loss of $146.0 million for the same period in 2001, representing an increase of $34.8 million or 23.8%. The increase in net loss was mainly due to increases in interest expense and other (expense) income, net. We expect to continue to incur net losses for the next several years. Although we are not yet able to reasonably determine our actual goodwill impairment amount we expect a goodwill transitional impairment in the range of $200.0 million to $300.0 million, which we expect to recognize during third quarter as cumulative effect of a change in accounting principle on our consolidated statement of operations effective for the first quarter in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are for working capital, capital expenditures and debt service. Currently, our primary sources of liquidity are cash on hand, revenue, available funds under our senior secured vendor financing and unsecured bank facilities in local Latin American credit markets.

     Our business is capital intensive and, as such, has required substantial initial capital investment to date. We have been building a high capacity network in the countries in which we operate and are primarily focused on data-Internet services. As of the end of 2001, we had completed a substantial portion of our planned capital deployment relating to core network infrastructure. We expect our capital expenditures in 2002 to range between $60.0 million and $70.0 million. We also expect our aggregate capital expenditures in 2002 and future periods will be reduced significantly from 2001 levels as we continue to increase the utilization of our existing networks. Moreover, we expect that our capital expenditures in 2002 and future periods will become more correlated to increases in revenue.

     We expect to continue incurring operating losses and to generate negative cash flows from operations for the next two years and to continue to generate net losses for the next several years. We currently expect to show positive cash flow from operations starting in 2004 and thereafter.

     We believe that our cash on hand together with our available borrowing capacity under the senior secured vendor financing and local bank credit facilities in Latin American markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future working capital is less than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, or in the event that we are unable to renew or refinance existing local credit facilities when they become due, we may have cash needs greater than expected. Our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain additional cash we may need on acceptable terms and conditions or at all. Moreover, if in the future we were not able to meet certain operating and financial targets specified under financing agreements and were not able to obtain requisite waivers, including with respect to our senior secured vendor financing facility, our access to unused financing commitments could be restricted, or our creditors could choose to exercise remedies available to them under such financing agreements.

FUTURE COMMITMENTS AND FUNDING SOURCES

     At June 30, 2002, our contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands)(a):

CONTRACTUAL CASH                            SIX MONTHS
  OBLIGATIONS                                 ENDING                            PAYMENTS DUE IN YEAR ENDING
                                             DECEMBER     -------------------------------------------------------------------------
                                  TOTAL         2002        2003          2004        2005         2006         2007     THEREAFTER
                                --------     --------     --------     --------     --------     --------     --------   ----------
Long-term debt, including
  current maturities (a)  ...   $842,876     $ 50,593     $ 21,772     $ 10,193     $  1,446     $  1,021     $    759    $757,092
Operating leases ............     41,543        4,766        7,183        6,228        5,491        4,445        4,365       9,065
Capacity agreements
 (IRU's) ....................     17,363          627        1,215        1,177        1,212        1,249        1,286      10,597
Forward contracts (b) .......      1,032        1,032           --           --           --           --           --          --
Purchase commitments for
  capital expenditures (c) ..        479           --          200          279           --           --           --          --
                                --------     --------     --------     --------     --------     --------     --------    --------
Total Contractual Cash
  obligations (d) ...........   $903,293     $ 57,018     $ 30,370     $ 17,877     $  8,149     $  6,715     $  6,410    $776,754
                                ========     ========     ========     ========     ========     ========     ========    ========



(a) See Note 4 to the consolidated financial statements for additional information regarding our debt.
(b) The fair value of our forward contracts payable are reflected for informational purposes only. The fair value of our net forward contract payables is subject market rates changes and the ultimate liability at settlement may materially differ from the amount herein presented.
(c) Reflects only contractual commitments at June 30, 2002. We expect capital expenditures to range from $60.0 million to $70.0 million in 2002, and to make capital expenditures in later years.
(d) Reflects only commitments for the specific categories listed and does not reflect such items as trade payable obligations, payroll-related liabilities or contributions to employee-related benefit, savings or deferred compensation plans, employment contracts, or short-term lease obligations.

CAPITAL USES

    During the six months ended June 30, 2002, our net cash increased by $43.7 million. The increase in cash reflected cash provided by financing activities of $125.7 million, offset by cash used in operating and investing activities of $82.0 million. Our uses of cash in operations were mainly as a result of our net loss of $180.8 million during the six months ended June 30, 2002, a net decrease in the changes of assets and liabilities of approximately $19.3 million, offset by non-cash activities of approximately $138.3 million.

    We expect to continue to make capital expenditures during the reminder of 2002 and thereafter relating to our existing and planned network development and operations. During 2002, we expect capital expenditures to be significantly lower than 2001 and to range from $60.0 million to $70.0 million. During the six months ended June 30, 2002 we invested approximately $20.1 million in the development of our networks and infrastructure.

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

     The facilities are divided into two portions comprised of a first tranche of up $199.2 million to be used to finance the purchase of equipment and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. At closing, approximately $143.3 million was drawn under the facilities, of which $73.8 million was used to pay outstanding interim notes. Draws under this facility are available through June 2004. After that time principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008. We have available $147.9 million under this facility as of June 30, 2002.

     Interest on loans under the facilities accrues at LIBOR plus 5.625% or, at our election, on a prime rate basis and is payable quarterly. We have paid an up front facility fee and are obligated to pay commitment fees quarterly based on the unused portion of the facility.

    Under the terms of the facilities, a portion of the net proceeds of any future equity and debt offerings by us must be directed to prepay outstanding amounts under the facilities.

    The facilities are guaranteed by AT&T Latin America Corp. and our operating subsidiaries, and are also collateralized by a pledge of the shares of our operating subsidiaries and of substantially all of our and our subsidiaries' material assets other than our rights to the AT&T brand and under certain other agreements with AT&T Corp.

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

OTHER BANK FACILITIES

     AT&T do Brasil is party to several local bank facilities providing for borrowings of an aggregate amount of $37.4 million maturing through February 2004. At June 30, 2002, there was an aggregate of $31.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 2.2% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 1.2% to 1.9%.

     AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $14.9 million maturing through May 2006. At June 30, 2002, there was an aggregate of $12.6 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 12.5% to 13.0% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for Colombian peso interest rate or DTF for the six months ended June 30, 2002 was 9.6%.

     AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $19.8 million, maturing on various dates through June 2011. At June 30, 2002, there was an aggregate of $7.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 6.0% to 12.5% per annum.

     AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $6.0 million, maturing on various dates through October 2010. At June 30, 2002 there was an aggregate of $0.9 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 17.5%.

     As of June 30, 2002 we have approximately $52.4 million outstanding under these bank facilities. We have an additional availability under these bank facilities of approximately $24.0 million. Although we expect to be able to renew or refinance most of the existing amounts outstanding as they become due, and to maintain most of the existing additional availability to use as needed, there is no assurance that we will be able to renew or refinance these outstanding amounts or maintain the additional availability on acceptable terms or at all.

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

          o    our ability to increase revenue;

          o our ability to collect accounts receivable as expected and the timing of collection;

          o    the level of competitive pressure on the pricing of our services;

          o our ability to manage and contain costs associated with our expected growth;

          o whether we change our plans for building and expanding our networks;

          o whether interest rates fluctuate materially and the resulting increase in interest obligations under our floating rate facilities;

          o the impact of fluctuations in currency exchange rates in the countries in which we operate on our operations, including the effect on any current or future hedging instruments; and

          o whether we use cash, issue common stock or increase our debt to complete acquisitions and ventures.

     As of June 30, 2002 we had cash and cash equivalents of $69.1 million, $147.9 million available under the secured vendor financing and $25.8 million available under our local bank facilities.

    We believe that our cash on hand together with our available borrowing capacity under the senior secured vendor financing and local bank credit facilities in Latin American markets will be sufficient to support our working capital needs, capital expenditures and debt service for the next several years. However, in the event that our future working capital is less than expected, as a result of lower than expected revenue, higher expenses or greater capital investment needs, or in the event that we are unable to renew or refinance existing local credit facilities when they become due, we may have cash needs greater than expected. Our inability to obtain additional financing to fund such cash needs would result in a material adverse effect on our business plan, our financial condition and results of operations. There is no assurance that we will be able to obtain additional cash we may need on acceptable terms and conditions or at all. Moreover, if in the future we were not able to meet certain operating and financial targets specified under financing agreements and were not able to obtain requisite waivers, including with respect to our senior secured vendor financing facility, our access to unused financing commitments could be restricted, or our creditors could choose to exercise remedies available to them under such financing agreements.

SEASONALITY

     To date we have not experienced significant seasonality in our services offerings; however, some reduced demand for our voice services was noted in the first quarter of 2002, or summer months, in the countries in which we operate.

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

     Our customer contracts as well as certain direct costs in Brazil provide for payment in local currency and are generally indexed to various inflation indicators specific to Brazil. Our customer contracts as well as certain direct costs in Argentina have been subject to local regulatory changes due to the recent political and economic crisis. The impact of the recent Argentina political and economic crisis resulted in a devaluation of the Argentina Peso during the six months ended June 30, 2002. It is uncertain the total impact of the devaluation in Argentina for the rest of the year; however, it is expected that our revenue growth in U.S. dollar terms in Argentina during the reminder of 2002 will continue to be significantly lower than anticipated prior to the devaluation.

EFFECTS OF NEW ACCOUNTING STANDARDS

     Effective July 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard did not have any effect on our accounting for prior business combinations.

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We are currently assessing the impact of the adoption of this standard and based on our preliminary identification of our reporting unit's goodwill carrying and fair values we expect an impairment of our goodwill in connection with the initial transitional impairment test. Although we are not yet able to reasonably determine our actual goodwill impairment amount we expect a goodwill impairment to be in the range of $200.0 million to $300.0 million. We have completed the identification and the determination of carrying value and fair value of each of our reporting units, which indicates that the fair value is lower than our carrying value. We are now completing the process of comparing the implied fair value of our reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We expect to complete the final determination during the third quarter and the transitional impairment loss will be recognized as cumulative effect of a change in accounting principle on our consolidated statement of operations effective for the first quarter in 2002.

     There has been no change to our goodwill carrying amount since December 31, 2001, other than the change which resulted from using a different foreign currency translation rate at June 30, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in our second quarter of 2001, our second quarter of 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $62.2 million and $0.53 per share, respectively, instead of $73.0 million and $0.63 per share, respectively. For the six months ended June 30, 2002 and 2001, the adjusted net loss and basic and diluted adjusted loss per share would have been $124.3 million and $1.07 per share, respectively, instead of $146.0 million and $1.26 per share, respectively.

     Effective January 1, 2002 we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have any effect on our accounting for long-lived assets on the adoption date.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 on January 1, 2003. We are currently assessing the impact of SFAS No. 145 on our financial position and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     At June 30, 2002, we had foreign currency forward contracts that hedge certain activities with notional amounts of $535.0 million, maturing in various dates through November 2003. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge, the estimated fair value of undesignated forward contracts would have resulted in additional unrealized losses of $0.2 million or unrealized losses of $0.3 million, respectively, for the six months ended June 30, 2002. The effect upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge on our cash flows forward contracts, would have also resulted in additional other comprehensive gains of $8.0 million or additional unrealized other comprehensive losses of $8.3 million, respectively.

     Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to long-term transactions.

     EXPOSURE TO INTEREST RATES. Approximately 35.4% of our debt portfolio bears interest at variable rates. Any changes in the market interest rate will affect the amount of our interest expense and the ultimate cash paid to those lenders. To date we have not used interest rate swaps to fix the interest costs on these loans. Assuming a hypothetical 10% interest rate increase or decrease from interest rates as of June 30, 2002, interest expense would have increased $0.8 million or decreased $0.8 million, respectively, for the six months ended June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2002. However, while these matters could adversely affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position or annual results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual stockholders meeting was held on May 30, 2002. Holders of our Class A and Class B common stock voted on the following proposals which were set forth in our proxy statement dated May 8, 2002:

         (i) The following table sets forth the names of the nine persons nominated to serve as our directors until our next annual stockholders meeting or until their respective successors are elected and qualified or until death, resignation or removal along with the number of votes cast for or withheld with respect to each person:

DIRECTORS                            FOR               WITHHELD
---------                            ---               --------

A. Gary Ames                     768,319,408           158,589
Edward M. Dwyer                  768,210,829           267,168
R. Reed Harrison, III            768,207,414           279,583
David C. Kleinman                768,316,358           161,639
Jorge P. Montoya                 767,093,155         1,384,842
Patricio E. Northland            768,207,709           270,288
John C. Petrillo                 767,085,090         1,392,907
Geoffrey S. Webster              768,211,679           266,318
Gary R. Weis                     768,207,414           270,583

     (ii) Ratification of the appointment of PricewaterhouseCoopers LLP as our auditors for the year 2002:


For:                             768,221,667
Against:                             225,505
Abstain:                              30,825

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          10.1 Amended and Restated Promissory Note, dated as of November 27, 2001, superceding Promissory Note dated as of January 26, 2001, in each case by Patricio E. Northland as borrower.

          10.2 Amended and Restated Security Agreement, dated as of November 27, 2001, between Patricio E. Northland and AT&T Latin America Corp.

          10.3 Letter relating to retention bonus, dated as of November 27, 2001, between AT&T Latin America Corp. and Patricio E. Northland

          10.4 Restricted Stock Agreement, dated as of November 27, 2001, between AT&T Latin America Corp. and Patricio E. Northland

          10.5 Sample Stock Option Agreement under the AT&T Latin America Corp. 2000 Long-Term Incentive Plan.


          (b)  Reports on Form 8-K

           None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2002.

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