Form 10-Q
period 2002-10-30
AT&T LATIN AMERICA CORP
filed 2002-11-15
CIK 1113527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number: 0-31010

AT&T LATIN AMERICA CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	22-3687745 (I.R.S. Employer Identification No.)
2020 K Street, N.W. Washington, D.C (Address of principal executive offices)	20006 (Zip code)

Registrant’s telephone number including area code: (202) 689-6300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      As of November 14, 2002, 45,569,017 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$47,219	$28,186
Accounts receivable, net of $8,262 and $8,250 of allowance for bad debts at September 30, 2002 and December 31, 2001, respectively	32,744	41,973
Recoverable taxes	15,853	15,219
Prepaid expenses and other current assets	33,563	26,816

Total current assets	129,379	112,194
Property and equipment, net	371,149	493,568
Goodwill, net of accumulated amortization of $66,383 at December 31, 2001	35,000	759,067
Other intangible assets, net of accumulated amortization of $14,560 and $10,598 at September 30, 2002 and December 31, 2001, respectively	19,038	24,130
Recoverable taxes	13,221	24,841
Other assets	35,655	31,511

Total assets	$603,442	$1,445,311

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of debt	$219,838	$87,051
Accounts payable and accrued expenses (including $5,937 and $4,434 due to AT&T Corp. or affiliates at September 30, 2002 and December 31, 2001, respectively)	67,942	80,595
Other current liabilities	21,668	51,956

Total current liabilities	309,448	219,602
Long-term debt (including $603,937 and $475,757 due to AT&T Corp. or affiliates at September 30, 2002 and December 31, 2001, respectively)	629,305	575,091
Deferred interest (including $27,471 and $30,172 due to AT&T Corp. or affiliates at September 30, 2002 and December 31, 2001, respectively)	27,471	31,010
Other liabilities	2,544	6,289
Mandatorily Redeemable 15% Series B Cumulative Preferred Stock (held by a wholly-owned subsidiary of AT&T Corp.)	239,940	215,232

Total liabilities	1,208,708	1,047,224

Commitments and contingencies (Note 6)	—	—

Stockholders’ (deficit) equity:
Common stock (including 68.3% economic interest owned by AT&T Corp., representing 95.2% voting power at September 30, 2002)	11	11
Additional paid in capital	925,021	918,337
Unearned restricted stock	(2,667)	(2,627)
Accumulated deficit	(1,427,374)	(446,429)
Accumulated other comprehensive (loss) income	(89,995)	(61,323)
Stockholder loan	(10,262)	(9,882)

Total stockholders’ (deficit) equity	(605,266)	398,087

Total liabilities and stockholders’ (deficit) equity	$603,442	$1,445,311

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Revenue:
Data-Internet services	$24,674	$22,367	$78,314	$61,323
Voice services	15,243	16,893	47,738	43,254

Total revenue	39,917	39,260	126,052	104,577
Cost of revenue	24,376	31,904	79,335	86,208
Selling, general and administrative expenses	26,323	32,420	84,208	98,993
Depreciation and amortization	43,607	25,241	85,977	74,696
Impairment loss on goodwill	413,469	—	413,469	—

Loss from operations	(467,858)	(50,305)	(536,937)	(155,320)
Interest expense	35,459	21,501	89,703	56,217
Interest income	—	109	410	872
Other (expense) income, net	(28,826)	(8,172)	(82,442)	(15,492)

Loss before provision for income taxes, minority interest income, extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(532,143)	(79,869)	(708,672)	(226,157)
Provision for income taxes	204	—	204	—
Minority interest income	15	169	195	438

Loss before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(532,332)	(79,700)	(708,681)	(225,719)
Extraordinary loss on debt restructuring	—	—	(4,479)	—
Cumulative effect of change in accounting principle	—	—	(267,785)	—

Net loss	$(532,332)	$(79,700)	$(980,945)	$(225,719)

Basic and diluted loss per common share before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	$(4.48)	$(0.69)	$(5.98)	$(1.94)
Extraordinary loss per common share on debt restructuring	—	—	(0.04)	—
Cumulative effect of change in accounting principle loss per common share	—	—	(2.25)	—

Basic and diluted net loss per common share	$(4.48)	$(0.69)	$(8.27)	$(1.94)

Weighted average common shares outstanding	118,740	116,296	118,595	116,296

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

						Accumulated
						Other		Total
	Common Stock		Additional	Unearned		Comprehensive		Stockholders’
			Paid In	Restricted	Accumulated	Income	Stockholder	Equity
	Stock	Amount	Capital	Stock	Deficit	(Loss)	Loan	(Deficit)

Balance December 31, 2001	118,305	$11	$918,337	$(2,627)	$(446,429)	$(61,323)	$(9,882)	$398,087
Interest accretion on stockholder loan	—	—	—	—	—	—	(380)	(380)
Stock issued to employees	435	—	420	(420)	—	—	—	—
Warrants issued to parent company	—	—	6,264	—	—	—	—	6,264
Accretion of unearned restricted stock	—	—	—	380	—	—	—	380
Net loss	—	—	—	—	(980,945)	—	—	(980,945)
Foreign currency translation adjustments	—	—	—	—	—	(28,577)	—	(28,577)
Net unrealized loss on derivative instruments	—	—	—	—	—	(95)	—	(95)

Balance September 30, 2002	118,740	$11	$925,021	$(2,667)	$(1,427,374)	$(89,995)	$(10,262)	$(605,266)

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(980,945)	$(225,719)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,977	74,696
Cumulative effect of change in accounting principle	267,785	—
Impairment loss on goodwill	413,469	—
Bad debt expense	3,215	4,383
Unrealized foreign exchange loss	87,243	59,927
Minority interest income	(195)	—
Other issuance of stock options	—	189
Preferred stock accretion	24,708	21,421
Loss on debt restructuring	4,479	—
Stockholder loan accretion	(380)	—
Unearned restricted stock accretion	380	—
Accrued interest characterized as debt	26,593	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable	6,014	(26,390)
Recoverable taxes	10,986	(8,127)
Prepaid and other assets	(6,747)	(3,395)
Other assets	(1,926)	(26,709)
Accounts payable and accrued expenses	(12,584)	(4,076)
Other current liabilities	(30,289)	—
Deferred interest	26,632	—
Other liabilities	(3,550)	9,107

Net cash used in operating activities	(79,135)	(124,693)

Cash flows from investing activities:
Purchase of property and equipment	(29,461)	(115,838)
Cash paid for acquisitions of licenses and other core assets	(116)	(8,252)

Net cash used in investing activities	(29,577)	(124,090)

Cash flows from financing activities:
(Repayments) proceeds of debt, net	(14,241)	25,736
Proceeds from parent company credit facilities	72,244	242,600
Proceeds from secured vendor financing	162,362	—
Payments of interim notes payable for equipment	(73,803)	(5,384)
Payments of notes payable to other vendors	(14,609)	—
Loans to stockholder	—	(9,042)

Net cash provided by financing activities	131,953	253,910

Net increase in cash and cash equivalents	23,241	5,127
Net effect of translation on cash	(4,208)	(707)
Cash and cash equivalents, beginning of period	28,186	14,905

Cash and cash equivalents, end of period	$47,219	$19,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest at December 31, 2001 of $30.2 million plus the amount accrued from January 1, 2002 through June 30, 2002 of $25.8 million as part of the debt.

     During the nine months ended September 30, 2002 we issued in non-cash transactions 435,000 restricted shares of Class A common stock to employees in exchange for future services. The issuance of stock was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in the stockholders’ equity.

     During the nine months ended September 30, 2001, we acquired property and equipment amounting to approximately $84.4 million through vendor financing arrangements.

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL, LIQUIDITY AND GOING CONCERN CONSIDERATIONS AND CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

General

      AT&T Latin America Corp. was incorporated on October 13, 1999, under the laws of the State of Delaware, and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this quarterly report on Form 10-Q as “we,” “our,” the “company,” “AT&T Latin America” and “us.” We provide communications services under the “AT&T” brand name to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. We deliver our services mainly through our own technologically advanced networks, which interconnect with third party networks. Our communication services include, among others, data-Internet, local and long distance voice, web hosting and managed network services.

      AT&T Corp. holds directly or indirectly 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing approximately 95.2% of the voting power and approximately 68.3% of the economic interests of our common stock as of September 30, 2002.

Liquidity and Going Concern Considerations

      As of the date of the quarterly report in which these consolidated financial statements are included, we do not have sufficient cash to meet our requirements in the near term unless we defer and restructure amounts owed to our secured and unsecured creditors, defer amounts owed to trade creditors and successfully implement austerity measures now being undertaken, or obtain additional financing. As we announced on October 21, 2002, we currently anticipate a funding gap commencing in the fourth quarter of 2002 and reaching up to $40.0 million during 2003. This anticipated funding gap assumes continued access to our senior secured credit facilities with our vendors, as to which we are currently in default, and that we will not be able to defer most of our obligations to our in-country lenders as and when amounts under those facilities become due. However, our senior secured lenders may not provide additional availability to us, and if we are not able to replace that availability with other financing, or succeed in deferring an adequate portion of other short-term indebtedness, our funding gap could increase. The funding gap also assumes that neither the senior secured vendors nor in-country lenders accelerate outstanding amounts due under our facilities with them.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to take steps to conserve cash on hand by reducing operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth. We believe that it will be necessary to raise additional financing during 2003 to close our funding gap and to maintain and grow our business and operations. Our current liquidity outlook raises substantial risk as to our ability to maintain current operations. Following a request from us for additional financing assistance, AT&T Corp. advised us on October 10, 2002 that it will not provide additional financing or credit support. If we are able to reach agreements with our senior secured creditors, our other financial creditors and AT&T Corp., to defer our near term obligations under our current facilities and to restructure our debt, to implement successfully our austerity efforts and to transfer freely our available cash as needed among our operations, we believe we will have sufficient cash to maintain operations through at least mid-2003 without having to rely on new sources of financing to meet liquidity needs. We expect, however, that achieving each of these objectives in the timeframe required before needing additional financing will be difficult. If we are unable to address our liquidity needs, or our creditors were to accelerate amounts due to them, we will likely need to seek protection from creditors under U.S. bankruptcy laws and, depending on remedies that may be pursued by our creditors, under the laws of some or all of the countries in which we operate, potentially during the fourth quarter of 2002. We can offer no assurances that any such proceedings will lead to a

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

successful reorganization without additional financing on terms acceptable to us or that such additional financing would be available at all either before or after such proceedings commence, if at all.

      We believe that any solution to our current liquidity situation will require us to reach an agreement to restructure our liabilities and capital structure with our secured vendor creditors, our other financial lenders and trade creditors and AT&T Corp., as both an unsecured creditor and holder of our Mandatorily Redeemable Series B 15% Cumulative Preferred Stock. Absent a comprehensive restructuring of our current capital structure, we do not believe it will be possible to attract additional financing to fill our funding needs. Moreover, even assuming a successful agreement with our creditors to effect a comprehensive restructuring is completed, we cannot be assured that new financing will be available on acceptable terms, or at all, given current duress in the communications industry in general and the difficult economic conditions in the countries in which we operate, particularly in Argentina and Brazil.

      See “Management’s Discussion and Analysis — Liquidity and Capital Resources” in the quarterly report in which these consolidated financial statements are included for more information about the risks associated with our current financial condition.

      The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Therefore, the financial statements do not include any adjustments relating to the company’s ability to operate as a going concern. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our liquidity needs as described above. There is no assurance that we will be able to address our liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

      Our cumulative comprehensive loss was $1,517.4 million (which includes $681.3 million of goodwill impairment including cumulative effect of change in accounting principle) and $507.8 million as of September 30, 2002 and December 31, 2001, respectively. Comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(532,332)	$(79,700)	$(980,945)	$(225,719)
Foreign currency translation adjustments	(14,022)	(29,446)	(28,577)	(74,037)
Unrealized gains (losses) on derivative instruments, net	8,989	(127)	(95)	(127)

Total comprehensive loss	$(537,365)	$(109,273)	$(1,009,617)	$(299,883)

      We have incurred net losses of approximately $1,427.4 million from the period from inception (October 13, 1999) through September 30, 2002. As of September 30, 2002 we had a working capital deficit of $180.1 million, which includes the reclassification of the long-term maturities of our senior secured vendor financing and certain notes payable to other vendors of approximately $163.1 million.

      The accompanying unaudited consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. The balance sheet data as

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of December 31, 2001 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to conform to the 2002 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

Critical Accounting Policies and Judgments

      Our critical accounting policies are those which we believe require our most subjective or complex judgments; often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may ultimately affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A discussion of our critical accounting policies, the underlying judgments and uncertainties are included in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — PROPERTY AND EQUIPMENT, NET

      Property and equipment, net is comprised of the following as of September 30, 2002 and December 31, 2001, respectively (in thousands):

			Estimated
			Useful
	September 30,	December 31,	Lives (In
	2002	2001	Years)

	(Unaudited)
Switching equipment	$146,694	$118,542	5
Transmission equipment	146,691	125,936	7
Cables	47,802	40,323	10
Underground installation	146,915	108,719	25
Construction in progress	24,867	87,754	—
Office equipment, furniture, vehicles and other	103,903	109,149	3 to 10
Cumulative translation adjustment	(113,792)	(27,823)

	503,080	562,600
Less: Accumulated depreciation	(131,931)	(69,032)

	$371,149	$493,568

      Depreciation expense related to property and equipment was $78.7 million and $37.1 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Depreciation expense related to property and equipment was $41.2 million and $12.5 million for the three months ended September 30, 2002 and September 30, 2001, respectively.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 3 — DEBT

      Debt is comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Senior secured vendor financing	$162,362	$—
Subordinated credit facilities with parent company	603,937	—
Revolving credit facility, at LIBOR plus 3.75% (5.6% to 6.4% at December 31, 2001)	—	100,000
Subordinated credit facility, at LIBOR plus 6.00% (8.1% at December 31, 2001)	—	200,000
Demand notes, at 15% fixed rate	—	175,757
Interim notes payable to vendors, at varying rates	—	73,803
Notes payable to other vendors	35,221	50,718
Other bank facilities	47,623	61,864

Total debt	849,143	662,142
Less current maturities	(219,838)	(87,051)

Long-term debt	$629,305	$575,091

Senior Secured Vendor Financing

      In December 2001 we entered into senior secured credit facilities, governed by common terms, with our strategic equipment vendors, in an aggregate principal amount of $298.5 million. These facilities became effective on March 27, 2002.

      The facilities are divided into two portions comprised of a first tranche of up to $199.2 million to be used to finance the purchase of equipment and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. Draws under this facility are available through June 2004 although we are currently in default under this facility as described below and the vendors are currently not permitting us to make additional draws. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” in the quarterly report in which these consolidated financial statements are included for more information. After that time principal of the facilities amortizes on a scheduled quarterly basis until final maturity in June 2008.

      Interest on loans under the facilities accrues at LIBOR plus 5.625% or, at our election, on a prime rate basis and is adjusted quarterly. Since the effective date through September 30, 2002 we have elected to accrue interest at LIBOR plus 5.625%, or 7.435% at September 30, 2002. Accrued interest is paid quarterly following the quarterly interest rate adjustment. We have paid an up front facility fee and are obligated to pay commitment fees quarterly based on the unused portion of the facilities.

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

(Unaudited)

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

      The minimum revenue covenant in the facilities requires us to have achieved revenue of $181.0 million for the four fiscal quarters ended September 30, 2002. For that period, we achieved revenue of $172.4 million. Accordingly we are now in default under our senior secured credit facilities, and our senior secured lenders are now entitled to exercise various remedies, including denying us further access to the undrawn amounts under those facilities, accelerating all outstanding amounts drawn under those facilities and declaring those amounts to be immediately due and payable, and commencing foreclosure proceedings on our assets, including on the shares of our operating companies. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward at the end of the fourth quarter of 2002, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets. Therefore, we have reclassified amounts outstanding under these facilities as short–term debt in the accompanying consolidated balance sheet as of September 30, 2002.

      All of our vendors have requested reasonable assurances from us as to our ability to re-pay the debt outstanding. Additionally, the vendors have communicated to us they have placed us on a temporary credit hold. We do not expect to be able to provide the vendors reasonable assurances with respect to our ability to re-pay the debt outstanding and to make payments for new equipment as it is shipped or received and thus may not be able to obtain financing under the facilities for shipments of additional equipment from the vendors for the foreseeable future. We are focusing on pursuing new customer opportunities that do not require significant new investments and using, where available, alternative means of equipment acquisition such as value added resellers, and holders of distressed assets.

Subordinated Credit Facilities (Related Parties)

      During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as $98.0 million provided under demand notes. The restructuring provided additional borrowings of $150.0 million, which included the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008, and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Cumulative Preferred Stock through that date. A portion of the $100.0 million tranche, plus capitalized interest, of the loans bore interest at LIBOR plus 3.75% until August of 2002, and now bear interest at a fixed rate of 14.0%. The $200.0 million and $98.0 million portions, plus capitalized interest are fixed at a 15.0% interest rate. The

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

remaining $150.0 million portion pays a fixed interest of 15.3%. The weighted average interest rate as of September 30, 2002 was 14.9%. At September 30, 2002 we have capitalized deferred interest of $55.9 million as part of the debt. As of September 30, 2002 we have borrowed the full available amounts under these AT&T Corp. facilities.

      As part of the restructuring, we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half are exercisable at a price of $0.01 per share. The warrants have been valued using the Black-Scholes pricing model with the following assumptions: 6 years expected life; a volatility factor of 132.0%; and a risk-free interest rate of 5.2%. The warrants are exercisable immediately, and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in an extraordinary loss of $6.3 million.

      The debt facilities with AT&T Corp. include customary covenants that are based on certain of the covenant provisions contained in our senior secured vendor financing. Under a subordination agreement between AT&T Corp., the vendor creditors and us, relating to the AT&T financing facilities (including the Mandatorily Redeemable Series B 15% Cumulative Preferred Stock), interest and preferred dividends are not payable in cash and AT&T Corp. remedies upon any default are suppressed until October 2008, or such earlier date as the vendor financing has been repaid in full, subject to certain negotiated exceptions.

Notes Payable to Other Vendors

      In November 1998 a subsidiary of FirstCom Corporation (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The financed equipment collateralizes this vendor financing. As of September 30, 2002, there was approximately $6.3 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 8.1%. The availability period for drawings under this financing agreement expired on December 31, 2000. Uncured breaches of covenants under our senior secured vendor financing facility are also events of default under this facility. Therefore, we have reclassified amounts outstanding under this facility as short-term debt in the accompanying consolidated balance sheet as of September 30, 2002.

      In July, August and September 2001, we entered into several vendor financing agreements with an equipment vendor maturing at various dates through April 2004 bearing interest at LIBOR plus 7.0%, or 10.9%. In June 2002, we signed an agreement with the vendor for the restructuring of the financing provided under these vendor financing agreements. Under the restructuring agreement it was agreed to reduce the principal outstanding from $9.5 million to $8.6 million as well as to reduce the of interest rate from LIBOR plus 7.0% to LIBOR plus 0.0%. The restructuring also provided for quarterly payment of interest commencing in August 2002 with a maturity of the principal in April 2004. As of September 30, 2002 there was $7.6 million outstanding. The debt restructuring resulted in an extraordinary gain of $1.8 million, resulting from the reduction of principal and accrued interest. We have no availability under these notes payable.

      We entered into several short-term vendor financing agreements maturing in various dates through March 2003 for the development of our networks in Argentina. Borrowings under this agreement bear interest at fixed rates ranging from 11.9% to 17.5% per annum and variable rates based on LIBOR plus 8.0%. At September 30, 2002, there was an aggregate $21.4 million face amount outstanding under these facilities. We have no availability under these notes payable. In June 2002 the vendor initiated a legal proceeding against us and our subsidiary in Argentina, concerning obligations under the promissory notes due in May 2002, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the principal amount of such notes. In June 2002, we also received a complaint in New York Supreme Court from an investment fund that has informed us it received an assignment of one of these notes, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. See additional information regarding these proceedings in Note 6.

Other Bank Facilities

      AT&T do Brasil is party to several local bank facilities and capital leases providing for borrowings of an aggregate amount of $33.4 million maturing through February 2004. At September 30, 2002, there was an aggregate of $29.2 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 2.2% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 1.6% to 1.9%.

      AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $10.4 million maturing through May 2006. At September 30, 2002, there was an aggregate of $10.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 8.9% to 12.5% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average Colombian peso interest rate, or DTF, for the nine months ended September 30, 2002 was 9.6%.

      AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $19.8 million, maturing on various dates through June 2011. At September 30, 2002, there was an aggregate of $7.2 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 7.5% to 12.5% per annum.

      AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $5.9 million, maturing on various dates through October 2010. At September 30, 2002 there was an aggregate of $0.8 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 17.5%.

      As of September 30, 2002 we have approximately $47.6 million outstanding under these bank facilities. At September 30, 2002, we had availability under these and unused local bank facilities of approximately $21.8 million. As a result of our current financial condition, we believe it will be difficult to renew or refinance many of these facilities, and we do not expect to be able to use undrawn availability under these facilities. See Note 1.

      Our local bank facilities contain various events of default which vary by facility, including among others, non-payment, property seizure, a change of control affecting the company’s financial capabilities, and in the case of certain facilities, a deterioration in the local company’s financial position or default in the payment of debt held by a third party. We have not paid approximately $0.8 million that was due under one of our facilities in Brazil on November 4, 2002 and have received a notice of non-payment from the bank. We are currently in discussions with the bank regarding this amount.

      Failure to pay outstanding amounts due under these facilities will generally entitle the lender of that facility to accelerate other obligations under its facility and may entitle other local bank lenders in the applicable country, and in some cases other countries, to accelerate payments due under their facilities and pursue remedies available under the local facilities and under law. In addition, if the vendors exercise remedies available to them under the senior secured vendor financing facility to accelerate all outstanding amounts and/or to foreclose on our assets that secure that facility or in certain other circumstances, we may be in default under certain of the local bank facilities, which could result in acceleration of those local bank facilities and other notes payable as well as the pursuit of other remedies available under law. In such cases, we will

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

likely need to seek protection from our creditors under U.S. bankruptcy law and, depending on remedies that may be pursued by these creditors, under the laws of some or all of the countries in which we operate.

NOTE 4 — REDEEMABLE PREFERRED AND CAPITAL STOCK

      On August 28, 2000, we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Cumulative Preferred Stock having an aggregate liquidation value as of September 30, 2002 and December 31, 2001 of $239.9 million and $215.2 million, respectively. The shares of Mandatorily Redeemable 15% Series B Cumulative Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. In March 2002 Global Card Holdings agreed to certain amendments to the terms of the redeemable preferred stock. The amendments provided that the first date of redemption at the option of any holder would be deferred until October 2008 and that dividends would not be payable in cash unless permitted under the Subordination Agreement related to our senior secured vendor financing, in each case subject to certain exceptions as permitted under the vendor financing agreements. The accompanying statements of operations for the nine months ended September 30, 2002 and 2001 include $24.7 million and $21.4 million, respectively, recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock. The amount recorded as interest expense for the three months ended September 30, 2002 and 2001 was $8.7 million and $7.5 million, respectively.

      We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At September 30, 2002 and December 31, 2001, 45,659,017 and 45,224,017 shares, respectively, of Class A common stock were issued and outstanding. At September 30, 2002 and December 31, 2001, we had 73,081,595 shares of Class B common stock issued and outstanding.

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

NOTE 5 — OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

      Our chief operating decision makers measure our operating results by country and use EBITDA as an important measure of our country operating results and performance. We calculate EBITDA as gain or loss from operations plus depreciation and amortization expense plus impairment loss on goodwill. Management believes EBITDA is meaningful to investors because it enables them to evaluate operating results using the same measure used by our chief operating decision makers. In addition, we believe that EBITDA allows investors a means to evaluate the financial results of each country operation in relation to our total operations. Our calculation of EBITDA may or may not be consistent with the calculation of this measure by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income, as an indicator of performance, or cash flows from operating activities as an indicator of liquidity. In addition EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes, which can affect cash flows.

      We report revenue segmented by data-Internet and voice services. We currently derive a substantial portion of our revenue from data-Internet services. For the three months ended September 30, 2002 and 2001

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

approximately 61.8% and 57.0%, respectively, were generated from data-Internet services. For the nine months ended September 30, 2002 and 2001 approximately 62.1% and 58.6%, respectively, were generated from data-Internet services. No single customer or group of customers accounted for more than 10.0% of total revenue for the periods presented.

      Data-Internet Services. Our data-Internet services feature local, national and international reach, high availability and high security, with varying degrees of managed features, using our common ATM/IP, or asynchronous transfer mode/ Internet protocol multi-service network platform. These services are accessible via single connections (one port per location) to our broadband network. Our data services consist of basic connectivity services, such as point-to-point dedicated private lines, and point to multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services allow us to implement different communications applications to support a wide range of customers’ needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

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

      Voice Services. Our portfolio of voice services includes local telephony and long distance services, pre-paid and calling card services and 800 and operator assistance services, depending on our competitive situation and regulatory restrictions in each country. We package these services differently depending on the type of customer we are targeting. Voice services are an important complement to our existing data-Internet product portfolio.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following tables set forth, for the three and nine months ended September 30, 2002 and 2001, certain information about segment results of operations and segment assets (in thousands):

Three Months Ended
September 30, 2002	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

(Unaudited)
REVENUE:
Data-Internet services	$1,896	$9,373	$3,282	$5,757	$4,366	$—	$24,674
Voice services	3,220	2,028	4,648	118	6,520	(1,291)	15,243

TOTAL REVENUE	5,116	11,401	7,930	5,875	10,886	(1,291)	39,917
Cost of revenue	3,848	6,536	5,764	3,004	6,515	(1,291)	24,376
Selling, general and administrative	1,551	6,043	2,689	2,272	4,149	9,619	26,323

EBITDA(2)	(283)	(1,178)	(523)	599	222	(9,619)	(10,782)
Depreciation and amortization	21,748	10,294	2,459	2,995	4,660	1,451	43,607
Impairment loss on goodwill	—	88,469	170,000	40,000	115,000	—	413,469

Loss from operations	$(22,031)	$(99,941)	$(172,982)	$(42,396)	$(119,438)	$(11,070)	$(467,858)

Total assets	$155,388	$146,708	$82,870	$69,695	$115,710	$33,071	$603,442
CAPEX(3)	$409	$2,879	$1,791	$1,520	$2,038	$695	$9,332

Three Months Ended
September 30, 2001	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

(Unaudited)
REVENUE:
Data-Internet services	$2,007	$9,776	$2,904	$4,096	$3,584	$—	$22,367
Voice services	3,942	1,577	6,066	33	5,905	(630)	16,893

TOTAL REVENUE	5,949	11,353	8,970	4,129	9,489	(630)	39,260
Cost of revenue	5,893	12,166	6,897	2,232	5,174	(458)	31,904
Selling, general and administrative	7,158	7,940	3,287	3,084	4,122	6,829	32,420

EBITDA(2)	(7,102)	(8,753)	(1,214)	(1,187)	193	(7,001)	(25,064)
Depreciation and amortization	2,073	6,885	1,594	1,740	3,587	9,362	25,241

Loss from operations	$(9,175)	$(15,638)	$(2,808)	$(2,927)	$(3,394)	$(16,363)	$(50,305)

Total assets	$186,701	$363,818	$56,043	$64,418	$105,260	$588,632	$1,364,872
CAPEX(3)(4)	$11,634	$19,018	$1,816	$7,764	$3,139	$8,604	$51,975

Nine Months Ended
September 30, 2002	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

(Unaudited)
REVENUE:
Data-Internet services	$4,840	$34,135	$9,549	$17,188	$12,602	$—	$78,314
Voice services	9,526	5,694	15,472	352	19,508	(2,814)	47,738

TOTAL REVENUE	14,366	39,829	25,021	17,540	32,110	(2,814)	126,052
Cost of revenue	12,334	25,225	17,580	9,777	17,233	(2,814)	79,335
Selling, general and administrative	6,877	23,149	8,459	7,398	12,226	26,099	84,208

EBITDA(2)	(4,845)	(8,545)	(1,018)	365	2,651	(26,099)	(37,491)
Depreciation and amortization	33,706	21,601	6,341	8,728	10,594	5,007	85,977
Impairment loss on goodwill	—	88,469	170,000	40,000	115,000	—	413,469

Loss from operations	$(38,551)	$(118,615)	$(177,359)	$(48,363)	$(122,943)	$(31,106)	(536,937)

Total assets	$155,388	$146,708	$82,870	$69,695	$115,710	$33,071	$603,442
CAPEX(3)	$2,345	$9,629	$5,978	$3,461	$7,183	$865	$29,461

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Nine Months Ended
September 30, 2001	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

(Unaudited)
REVENUE:
Data-Internet services	$3,685	$29,199	$8,702	$10,299	$9,438	$—	$61,323
Voice services	5,934	4,516	18,902	64	15,142	(1,304)	43,254

TOTAL REVENUE	9,619	33,715	27,604	10,363	24,580	(1,304)	104,577
Cost of revenue	11,938	36,738	21,127	4,964	12,534	(1,093)	86,208
Selling, general and administrative	20,338	25,900	10,196	8,460	12,288	21,811	98,993

EBITDA(2)	(22,657)	(28,923)	(3,719)	(3,061)	(242)	(22,022)	(80,624)
Depreciation and amortization	7,306	21,728	4,573	4,257	9,857	26,975	74,696

Loss from operations	$(29,963)	$(50,651)	$(8,292)	$(7,318)	$(10,099)	$(48,997)	$(155,320)

Total assets	$186,701	$363,818	$56,043	$64,418	$105,260	$588,632	$1,364,872
CAPEX(3)(4)	$75,410	$62,134	$9,791	$19,391	$19,838	$13,710	$200,274

(1)	Consists primarily of corporate operations, inter-company eliminations and the results of operations and related assets of the deferred compensation plan. All material inter-company accounts and transactions have been eliminated.
(2)	EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance.
(3)	We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of any cash proceeds from the sale of property and equipment, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies.
(4)	CAPEX includes property and equipment acquired through vendor financing arrangements of approximately $40.8 million and $84.4 million for the three and nine months ended September 30, 2001.

      There are no significant transfers between country operations. Revenue among our country operations amounted to $0.1 million and $0.3 million in Brazil, $0.1 million and $0.6 million in Chile, $0.1 million and $0.1 million in Colombia, $0.4 million and $0.9 million in Argentina, and $0.7 million and $1.0 million in Peru for the three and nine months ended September 30, 2002, respectively. Revenue for the three and nine months ended September 30, 2001 among our country operations amounted to $0.4 million and $0.8 million in Peru and $0.2 million and $0.4 million in Chile. Revenue by country as presented in the tables above includes revenue generated among our country operations; but is then eliminated under the “Other” column to arrive at our reported consolidated revenue.

      Loss from operations consists of revenue less operating expenses, including impairment losses on goodwill, and does not include interest expense, interest income and other income (expense), minority interest and income taxes. Total assets are those assets used in our operations in each geographic area. Corporate assets, which are included under the “Other” column, include cash and cash equivalents, property and equipment and other assets.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

      We have operating lease agreements for our premises and equipment that expire on various dates through 2010. Amounts due under the operating agreements are subject to increases in accordance with their terms.

      We have been named as a nominal defendant in an action entitled Confin International Investments, Inc., Pltf. v. AT&T Corp., et al, filed in the Delaware Court of Chancery in New Castle County on October 29, 2002 in which AT&T Corp. and each of our directors have been named as defendants. The complaint in the action contains two counts, the first styled as a derivative claim on our behalf alleging breach of the duty of loyalty by AT&T Corp. and the members of our board of our directors. The second count alleges a class action by our shareholders (other than AT&T Corp. and our directors) for unspecified damages purportedly caused

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

by the actions alleged in the first count. The complaint seeks recovery of the plaintiff’s attorney’s fees and costs, and alleges plaintiff has been a shareholder of the Company for a relevant period.

      We expect that AT&T Corp. will defend this lawsuit vigorously, and we anticipate that each of our directors, to the extent they are not dismissed from this action, will similarly launch a vigorous defense. While we are unable to predict the outcome of this case, we do not believe it will have a material impact on our consolidated financial position, annual results of operations or consolidated cash flows.

      In June, 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. On September 5, 2002 we received an adverse judgment in this proceeding. We are currently in discussions with this creditor to resolve and reschedule these obligations, and are considering an appeal of the initial judgment. In June 2002, we also received a complaint in New York Supreme Court from IIG Capital, a investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. We are in the process of defending this action and are in discussions with the other party to resolve the proceeding and reschedule the obligation.

      In addition to the proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters. While these matters could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position, annual results of operations or consolidated cash flows.

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

      See Note 10 with respect to our commitments under our Deferred Compensation Plan.

NOTE 7 — NEW ACCOUNTING PRONOUNCEMENTS

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

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We have recorded a transitional impairment loss of $267.8 million as of January 1, 2002, which has been recorded as a cumulative effect of change in accounting principle in our country operations as follows: Argentina — $33.2 million, Brazil —

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$67.4 million, Chile — $19.3 million, Colombia — $28.4 million and Peru — $119.5 million. Subsequent to the implementation of this accounting principle and in connection with our review of our business plan, cash flow and liquidity position, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and economic conditions in the countries in which we operate, we assessed the value of our goodwill and determined additional impairment loss in goodwill in our country operations as follows: Brazil — $88.5 million, Chile — $170.0 million, Colombia — $40.0 million and Peru — $115.0 million. The aggregate amount of impairment of $413.5 million has been recorded as impairment loss on goodwill in the accompanying consolidated financial statements for the three months ended September 30, 2002. The fair value of our goodwill was determined using discounted cash flows on the current projected operations of our country operations and market capitalization of our business.

      Since December 31, 2001, our goodwill carrying amount has changed as a result of an impairment of $681.3 million (including the cumulative effect of change in accounting principle) and the change which resulted from using a different foreign currency translation rate at September 30, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in our third quarter of 2001, our third quarter of 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $68.7 million and $0.59 per share, respectively, instead of $79.7 million and $0.69 per share, respectively. For the nine months ended September 30, 2001, the adjusted net loss and basic and diluted adjusted loss per share would have been $193.0 million and $1.66 per share, respectively, instead of $225.7 million and $1.94 per share, respectively.

      Our intangibles subject to accumulated amortization amount to $19.0 million and $24.1 million (net of accumulated amortization of $14.6 million and $10.6 million), as of September 30, 2002 and December 31, 2001 respectively. Our intangibles do not have residual value and the weighted average amortization period is 5.6 years. Our intangible assets are divided as follows:

	September 30,	December 31,	Life in
	2002	2001	Years

	(Unaudited)
Customer contracts	$29,578	$30,900	3 - 5
Accumulated amortization	(14,022)	(10,200)

Subtotal, Net customers contracts	15,556	20,700

Other intangibles	4,020	3,828	7
Accumulated amortization	(538)	(398)

Subtotal, Net other intangibles	3,482	3,430

Total intangibles	$19,038	$24,130

      The aggregate amortization expense related to customers contracts for the three and nine months ended September 30, 2002 amounted to $1.0 million and $4.1 million, respectively. The aggregate amortization expense related to other intangibles for the three and nine months ended September 30, 2002 amounted to

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$0.1 million and $0.3 million, respectively. The estimated aggregate amortization expense of intangibles for the next five years is estimated to be as follows:

Amount

2003	$5,641
2004	5,641
2005	3,908
2006	441
2007 and thereafter	1,644

      Effective January 1, 2002 we also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations and consequently amends APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have any effect on our accounting for long-lived assets on the adoption date.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 on January 1, 2003. We are currently assessing the impact of SFAS No. 145 on our financial position and results of operations.

      In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective for transactions initiated after December 31, 2002 and is to be applied prospectively.

NOTE 8 — EXTRAORDINARY GAIN (LOSS) ON DEBT RESTRUCTURING

      As part of the restructuring of our financing with AT&T Corp., we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half are exercisable at a price of $0.01 per share. The warrants have been valued using the Black-Scholes pricing model with the following assumptions: 6 years expected life; a volatility factor of 132.0%; and a risk-free interest rate of 5.2%. The warrants are exercisable immediately and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in an extraordinary loss of $6.3 million for the quarter ended March 31, 2002.

      In June 2002, we signed an agreement with one of our vendors for the restructuring of the financing provided under certain vendor financing agreements with the vendor. Under the restructuring agreement it was

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NOTE 9 — OTHER EXPENSE (INCOME), NET

      We use derivative instruments, currently forward contracts, to reduce our exposure to fluctuations in foreign currency exchange rates. We do not use derivatives instruments for speculative purposes. Our most significant contracts to buy U.S. dollars are forward contracts entered into to fix the cost in foreign currency or in U.S. dollars of our U.S. dollars denominated debt obligations in Brazil.

      As of September 30, 2002, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $437.1 million, maturing in various dates through November 2003. The total $17.5 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our September 30, 2002 balance sheet, represents unrealized gains on certain of our forward currency contracts selling or buying foreign currencies as result of the strengthening of the dollar compared to the currencies that we hedge. In addition, the total $0.5 million of fair value of forward contract liabilities which are included in other current liabilities on our September 30, 2002 balance sheet represents unrealized losses on certain of our forward currency in our various countries in which we operate, which are mainly used to fix the cost of certain commitments.

      Derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. At September 30, 2002, we only have deferred in other comprehensive income approximately $0.1 million related to anticipated cash transactions, all of which will be executed before year-end.

      During the second quarter of 2002 we discontinued cash flows hedge accounting for certain forward contracts and concurrently designated the respective underlying loans as a long-term investment. The forward contracts that were accounted for as cash flows hedges are now being accounted for as undesignated forward contracts and the change in the fair value of these contracts is accounted for as other expenses in the statement of operations. With the designation of the underlying loans as long-term investment the amount of $12.6 million previously deferred in other comprehensive income (loss) was reclassified to other expense in the accompanying statement of operations during the second quarter of 2002.

      Due to our current credit capacity and higher margin requirements needed by our counter-party financial institutions we were not able to continue our rollover strategy on our existing forward contracts. As a result, we discontinued cash flow hedge accounting for all of our forward contracts that are protecting us from the Brazilian Real fluctuations against the U.S. dollar on loans held by AT&T do Brasil resulting in a charge to other expense of $29.3 million during the third quarter 2002. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts and other non-operating expenses.

NOTE 10 — DEFERRED COMPENSATION PLAN

      In November 2000 we adopted a deferred compensation plan for various members of management that permits them to defer 10% to 80% all of their cash compensation until the earlier of their termination of employment or the date on which they designated as a distribution date at the time they elected to make a deferral. The plan authorized the Company to make voluntary contributions to the plan on behalf of the

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

participants, which amounts would have been subject to vesting. To date the Company has made no voluntary contributions. Deferrals made under the plan have been placed in a “rabbi trust” which is primarily invested in policies insuring the life of each participant. The investment income or losses on the investments options made by the participants are included in our consolidated statement of operations. To date we have included approximately $0.1 million of investment losses with respect to participants’ investment elections.

      The plan entitles the participants to receive their entire vested amount in the plan upon termination of employment together with an additional amount calculated as a gross-up using the maximum corporate income tax rate (currently 35%). The amount of the gross up (assuming a 35% corporate tax rate) would be an amount, which is approximately equal to 0.5384 multiplied by the participant’s account balance upon distribution. As of September 30, 2002, we have incurred cash expenses of approximately $0.3 million with respect to gross-up payments paid to participants that are no longer employed by us. As of September 30, 2002, the amount recorded as deferred compensation in the plan is approximately $3.7 million. In the event that any or all of the deferred amounts are distributed from the plan, the Company will incur an additional cash expense in an amount equal to 0.5384 multiplied by the total amount distributed.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Forward-looking statements include but are not limited to statements and references about the following matters:

•	expectations and estimates as to the amount of cash required to operate as a going concern;

•	expectations about our ability to negotiate any proposed solution to our current anticipated liquidity shortfall with our creditors and other interested parties;

•	expectations as to our ability to obtain additional financing;

•	expectations about sources of revenues and the percentage breakdown of sources of revenues; and

•	future financial performance.

      In addition to matters that are described in this quarterly report on Form 10-Q and our Annual Report on Form 10-K, the following factors, among others, could cause AT&T Latin America’s actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this quarterly report on Form 10-Q or its exhibits:

•	whether we are able to agree with our creditors and other interested parties on acceptable terms and conditions for a solution to our current liquidity problem and anticipated funding gap;

•	whether economic and political conditions in the countries in which we operate improve or deteriorate;

•	inaccurate forecasts of customer or market demand;

•	fluctuations in currency exchange rates;

•	changes in AT&T Corp.’s approach to customers and to its commercial relationships with us;

•	changes in communications technology and/or the pricing of competitive products and services;

•	highly competitive market conditions;

•	our ability to implement our planned consolidation of key functions of our operations in the manner we currently expect and in the time-frames we contemplate;

•	our ability to retain customers, particularly in light of the financial condition of the company;

•	changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;

•	our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks;

•	our ability to comply with Nasdaq maintenance requirements for continued listing of our Class A common stock on Nasdaq; and

•	our ability to retain key personnel.

      In particular, our ability to estimate our cash requirements will be affected by several factors, including, but not limited to:

•	whether we are able to have access to undrawn commitments under our senior secured vendor financing and to maintain access to or renew local financing facilities in the countries in which we operate on acceptable terms and conditions or at all;

•	the amount of cash expected to be used in our operations;

•	our ability to increase revenue;

•	our ability to collect accounts receivable as expected and the timing of collection;

•	the level of competitive pressure on the pricing of our services;

•	whether interest rates fluctuate materially and the resulting increase in interest obligations under our floating rate facilities; and

•	the impact of fluctuations in currency exchange rates in the countries in which we operate on our operations, including the effect on any current or future hedging instruments.

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

Overview

      We provide communications services under the “AT&T” brand to major metropolitan business centers in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include, among others, data-Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mainly through our own technologically advanced networks, which interconnect with third party networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and connectivity services. We also serve in the mass market through various distribution channels, offering domestic and international long distance, calling and prepaid cards and dial-up Internet services. These opportunities remain attractive because they provide additional revenues and margin as well as utilization of our existing network capacity.

      We were incorporated in October 1999 by AT&T Corp. The countries in which we may operate under our certificate of incorporation and the terms of our Regional Vehicle Agreement with AT&T Corp., dated as of August 28, 2000 (filed with our Annual Report on Form 10-K dated April 2, 2001) include the countries in South America and the Caribbean plus Panama, but excluding Cuba and Venezuela. Our operations are conducted through subsidiaries organized under the laws of the applicable country in which the operations take place.

      Basis of Presentation. Our unaudited financial statements reflect operations for the three and nine months ended September 30, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Therefore, the financial statements do not include any adjustments relating to our ability to operate as a going concern. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our anticipated liquidity needs as described below in “Recent Events.” There is no assurance that we will be able to address our liquidity needs through the measures described below on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

Recent Events

      As of the date of the quarterly report in which these consolidated financial statements are included, we do not have sufficient cash to meet our requirements in the near term unless we defer and restructure amounts owed to our secured and unsecured creditors, defer amounts owed to trade creditors and successfully implement austerity measures now being undertaken, or obtain additional financing. As we announced on

October 21, 2002, we currently anticipate a funding gap commencing in the fourth quarter of 2002 and reaching up to $40.0 million during 2003. This anticipated funding gap assumes continued access to our senior secured credit facilities with our vendors, as to which we are currently in default, and that we will not be able to defer most of our obligations to our in-country lenders as and when amounts under those facilities become due. However, our senior secured lenders may not provide additional availability to us, and if we are not able to replace that availability with other financing, or succeed in deferring an adequate portion of other short-term indebtedness, our funding gap could increase. The funding gap also assumes that neither the senior secured vendors nor in-country lenders accelerate outstanding amounts due under our facilities with them. If we are unable to address our liquidity needs, or our creditors were to accelerate amounts due to them, we will likely need to seek protection from our creditors under U.S. bankruptcy law and, depending on remedies that may be pursued by these creditors, under the laws of some or all of the countries in which we operate. Please see “Management’s Discussion and Analysis — Liquidity and Capital Resources” below.

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We have recorded a transitional impairment loss of $267.8 million as of January 1, 2002. We have also recorded an additional impairment of $413.5 million in the third quarter of 2002.

Results of Operations

      The following table includes a summary of our consolidated statements of operations for the periods indicated below.

AT&T LATIN AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Revenue:
Data-Internet services	$24,674	$22,367	$78,314	$61,323
Voice services	15,243	16,893	47,738	43,254

Total revenue	39,917	39,260	126,052	104,577
Cost of revenue	24,376	31,904	79,335	86,208
Selling, general and administrative expenses	26,323	32,420	84,208	98,993
Depreciation and amortization	43,607	25,241	85,977	74,696
Impairment loss on goodwill	413,469	—	413,469	—

Loss from operations	(467,858)	(50,305)	(536,937)	(155,320)
Interest expense	35,459	21,501	89,703	56,217
Interest income	—	109	410	872
Other (expense) income, net	(28,826)	(8,172)	(82,442)	(15,492)

Loss before provision for income taxes, minority interest income, extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(532,143)	(79,869)	(708,672)	(226,157)
Provision for income taxes	204	—	204	—
Minority interest income	15	169	195	438

Loss before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(532,332)	(79,700)	(708,681)	(225,719)
Extraordinary loss on debt restructuring	—	—	(4,479)	—
Cumulative effect of change in accounting principle	—	—	(267,785)	—

Net loss	$(532,332)	$(79,700)	$(980,945)	$(225,719)

Basic and diluted loss per common share before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	$(4.48)	$(0.69)	$(5.98)	$(1.94)
Extraordinary loss per common share on debt restructuring	—	—	(0.04)	—
Cumulative effect of change in accounting principle loss per common share	—	—	(2.25)	—

Basic and diluted net loss per common share	$(4.48)	$(0.69)	$(8.27)	$(1.94)

Weighted average common shares outstanding	118,740	116,296	118,595	116,296

      The following table includes revenue by country and consolidated operating loss in dollars and as a percentage of revenue for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended
	September 30, 2002

	2002	%	2001	%

	($’s in thousands)

	(Unaudited)
Revenue:
Argentina	$5,116	12.8%	$5,949	15.2%
Brazil	11,401	28.6%	11,353	28.9%
Chile	7,930	19.9%	8,970	22.8%
Colombia	5,875	14.7%	4,129	10.5%
Peru	10,886	27.3%	9,489	24.2%
Other	(1,291)	(3.2%)	(630)	(1.6%)

Total revenue	39,917	100.0%	39,260	100.0%
Cost of revenue	24,376	61.1%	31,904	81.3%
Selling, general and administrative expenses	26,323	65.9%	32,420	82.6%
Depreciation and amortization	43,607	109.2%	25,241	64.3%
Impairment loss on goodwill	413,469	1,035.8%	—	0.0%

Loss from operations	$(467,858)	(1,172.1%)	$(50,305)	(128.2%)

	Nine Months Ended
	September 30, 2002

	2002	%	2001	%

	($’s in thousands)

	(Unaudited)
Revenue:
Argentina	$14,366	11.4%	$9,619	9.2%
Brazil	39,829	31.6%	33,715	32.2%
Chile	25,021	19.8%	27,604	26.4%
Colombia	17,540	13.9%	10,363	9.9%
Peru	32,110	25.5%	24,580	23.5%
Other	(2,814)	(2.2%)	(1,304)	(1.2%)

Total revenue	126,052	100.0%	104,577	100.0%
Cost of revenue	79,335	62.9%	86,208	82.4%
Selling, general and administrative expenses	84,208	66.8%	98,993	94.7%
Depreciation and amortization	85,977	68.2%	74,696	71.4%
Impairment loss on goodwill	413,469	328.0%	—	0.0%

Loss from operations	$(536,937)	(425.9%)	$(155,320)	(148.5%)

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

	Three Months Ended
	September 30,		Change

	2002	2001	$	%

	($’s in thousands)

	(Unaudited)
REVENUE:
Data-Internet services	$24,674	$22,367	$2,307	10.3%
Voice services	15,243	16,893	(1,650)	(9.8%)

Total revenue	$39,917	$39,260	$657	1.7%

      Revenue. Revenue for the three months ended September 30, 2002 was $39.9 million, compared to revenue of $39.3 million for the same period in 2001, representing an increase of $0.7 million or 1.7%. We experienced slight revenue increases in all our country operations, except for Argentina and Chile. The increase in revenue resulted from increases in customers and ports in service, which reflected increased selling of services to both existing customers and new customers. This revenue increase was offset by a reduction of voice-wholesale revenue in Chile and the translation effect of the weakening of the Argentine peso and the Brazilian Real against the U.S. dollar, which devaluated 73.3% and 18.5%, respectively, when compared to the same period in 2001.

      Our data-Internet services revenue grew from $22.4 million during the three months ended September 30, 2001, to $24.7 million for the same period in 2002, representing an increase of $2.3 million or 10.3%. The increase in our data-Internet services was mainly due to increased demand for our services from our existing business customers and to an increase in our customer base. Data-Internet services accounted for 61.8% of our revenue during the three months ended September 30, 2002.

      Revenue from voice services decreased from $16.9 million during the three months ended September 30, 2001 to $15.2 million for the same period in 2002, representing a decrease of $1.7 million or 9.8%. The decrease in our voice-related revenue was mainly due to a reduction of voice-wholesale revenue in Chile for the period and the translation effect of the weakening of foreign currency exchange rates versus the U.S. dollar in Argentina.

      Cost of Revenue. Cost of revenue was $24.4 million for the three months ended September 30, 2002, compared to $31.9 million for the same period in 2001, representing a decrease of $7.5 million or 23.6%. Cost of revenue consists of leased line costs, interconnection costs, maintenance costs, and network and operating system costs, including certain labor and other direct costs. The decrease in cost of revenue was driven by lower leased lines in Brazil as a result of new supplier agreements, lower labor costs from decreased network headcount, as well as lower reported cost of revenue in U.S. dollar terms in Argentina and Brazil due to the translation effect of the weakening of their local currencies compared to the U.S. dollar. We expect to continue to increase the amount of our services that are delivered over our existing network capacity as well as to continue to benefit from better pricing recently obtained from third party network providers.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.3 million during the three months ended September 30, 2002, compared to $32.4 million for the same period in 2001, representing a decrease of $6.1 million or 18.8%. The decrease in selling, general and administrative expenses resulted primarily from the translation effect of the weakening of the Argentina peso and the Brazilian real compared to the U.S. dollar in the first part of 2002, and lower headcount when compared to the same period in 2001. We anticipate selling, general and administrative expenses will decrease in the near term as a result of further cost improvement initiatives that have been implemented and additional measures that may be undertaken. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

      Depreciation and Amortization. Depreciation and amortization was $43.6 million during the three months ended September 30, 2002, compared to $25.2 million for the same period in 2001, representing an increase of $18.4 million. The increase in depreciation and amortization was attributable to incremental depreciation expense of approximately $25.3 million on certain non-core assets and excess property and equipment not deployed on our countries operations, offset by the adoption of SFAS 142, under which we no longer amortize goodwill but instead review it annually (or more frequently if impairment indicators arise) for impairment. If goodwill amortization would not have been recorded in the three months ended September 30, 2001, then our three months ended September 30, 2001 adjusted depreciation would have been $14.3 million, compared to the $25.2 million for the three months ended September 30, 2001.

      Goodwill Impairment. During the three months ended September 30, 2002 we recorded a goodwill impairment of $413.5 million. In connection with the Company’s review of its business plan, cash flow and liquidity position, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and economic conditions in countries in which we operate, we assessed the value of our goodwill and determined an impairment in our country operations as follows: Brazil — $88.5 million, Chile — $170.0 million, Colombia — $40.0 million and Peru — $115.0 million.

      Interest Expense. Interest expense was $35.5 during the three months ended September 30, 2002, compared to $21.4 million (net of interest income of $0.1 million) during the same period in 2001, representing an increase of $14.1 million or 65.8%. This increase in interest expense was due mainly to higher debt outstanding during the period and higher interest rates on the restructured AT&T Corp. loans, partially offset by lower interest rates on the senior secured vendor financing. Interest expense is mainly comprised of dividends related to our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock and interest expense related to our subordinated credit facility with AT&T Corp., our senior secured vendor financing, notes payable to other vendors and other bank facilities.

      Other (Expense) Income, Net. Other (expense) income, net was $28.8 million of expense for the three months ended September 30, 2002, compared to $8.2 million of expense for the same period in 2001, representing an increase of $20.7 million. During the three months ended September 30, 2002, we discontinued cash flow hedge accounting for certain forward contracts resulting in a charge to other expense of $29.3 million, offset by unrealized gains on certain other undesignated forward contracts. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts, and other non-operating expenses.

      Net Loss. Net loss was $532.3 million for the three months ended September 30, 2002, compared to net loss of $79.7 million for the same period in 2001, representing an increase of $452.6 million. The increase in net loss was mainly due to the impairment loss on goodwill, incremental depreciation on non-core assets and excess property and equipment and losses on forward contracts, when compared to the same period on 2001. We expect to continue to incur net losses in the next several years.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

	Nine Months Ended
	September 30,		Change

	2002	2001	$	%

	($’s in thousands)

	(Unaudited)
REVENUE:
Data-Internet services	$78,314	$61,323	$16,991	27.7%
Voice services	47,738	43,254	4,484	10.4%

Total revenue	$126,052	$104,577	$21,475	20.5%

      Revenue. Revenue for the nine months ended September 30, 2002 was $126.1 million, compared to revenue of $104.6 million for the same period in 2001, representing an increase of $21.5 million or 20.5%. This increase in revenue was generated in Argentina, Brazil, Colombia and Peru, which combined accounted for $25.6 million revenue increase, offset by a decrease in Chile’s revenue of $2.6 million. The increase in revenue resulted from increases in customers, ports in service and buildings connected which in turn reflected both up-selling of services to existing customers and additions of new customers. This revenue increase for the nine months ended September 30, 2002 was offset by lower pricing in the region as well as the translation effect of the weakening of the Argentina peso and the Brazilian real when compared to the U.S. dollar for the same period in 2001.

      Our data-Internet services revenue grew from $61.3 million during the nine months ended September 30, 2001, to $78.3 million for the same period in 2002, representing an increase of $17.0 million or 27.7%. The increase in our data-Internet services mainly due to increased demand for our services from our existing business customers and to an increase in our customer base. Data-Internet services accounted for 62.1% of our revenue in 2002, compared to 58.6% in 2001.

      Revenue from voice services grew from $43.3 million during the nine months ended September 30, 2001, to $47.7 million for the same period in 2002, representing an increase of $4.5 million or 10.4%. The increase in our voice-related revenue was mainly due to the increase in our customer base, growth in local telephony services in Peru as well as an increase in total minutes sold, offset by a decrease in wholesale revenue in Chile.

      Cost of Revenue. Cost of revenue was $79.3 million for the nine months ended September 30, 2002, compared to cost of revenue of $86.2 million for the same period in 2001, representing a decrease of $6.9 million or 8.0%. Cost of revenue consists of leased line costs, interconnection costs, maintenance costs, and network and operating system costs, including labor and other direct costs. The decrease in cost of revenue was driven by lower connection costs in Brazil and Colombia as a result of newly agreed contracts with lower interconnection costs when compared to the same period in 2001, improved management of network traffic in Argentina, as well as lower reported cost of revenue in U.S. dollar terms in Argentina and Brazil due to the translation effect of the weakening of their local currencies compared to the U.S. dollar. We expect to continue to increase the amount of our services that are delivered over our existing network capacity as well as to continue to benefit from better pricing recently obtained from third party network providers.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $84.2 million during the nine months ended September 30, 2002, compared to selling, general and administrative expenses of $99.0 million for the same period in 2001, representing an decrease of $14.8 million or 14.9%. The decrease in selling, general and administrative expenses resulted primarily from a decrease in headcount and from the translation effect of the weakening of the Argentina peso and the Brazilian real compared to the U.S. dollar in the first part of 2002 when compared to the same period in 2001. We anticipate selling, general and administrative expenses will decrease in the near term as a result of further cost improvement initiatives that have been implemented and additional measures that may be undertaken.

      Depreciation and Amortization. Depreciation and amortization was $86.0 million during the nine months ended September 30, 2002, compared to depreciation and amortization of $74.7 million for the same period in 2001, representing an increase of $11.3 million or 15.1%. The increase in depreciation and amortization was attributable to incremental depreciation expense of approximately $31.3 million on certain non-core assets and excess property and equipment not deployed on our countries operations, offset by the adoption of SFAS 142, under which we no longer amortize goodwill but instead review it annually (or more frequently if impairment indicators arise) for impairment. If goodwill amortization would not have been recorded in for our nine months ended September 30, 2001, then our nine months ended September 30, 2001 adjusted depreciation and amortization would have been $42.0 million, compared to $74.7 million for the nine months ended September 30, 2001.

      Goodwill Impairment. During the nine months ended September 30, 2002 we recorded a goodwill impairment of $413.5 million. In connection with the Company’s review of its business plan, cash flow and liquidity position, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and economic conditions in countries in which we operate, we assessed the value of our goodwill and determined an impairment in our country operations as follows: Brazil $88.5 million, Chile $170.0 million, Colombia $40.0 million and Peru $115.0 million.

      Interest Expense. Interest expense, net of $0.4 million of interest income, was $89.3 million during the nine months ended September 30, 2002, compared to interest expense of $55.3 million during the same period in 2001, representing an increase of $33.9 million or 61.3%. This increase in interest expense was due mainly to the increase in interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock and interest expense related to our credit facilities provided by AT&T Corp., our senior secured vendor financing, notes payable to other vendors and other bank facilities.

      Other (Expense) Income, Net. Other (expense) income, net was $82.4 million of expense for the nine months ended September 30, 2002. During the period we discontinued cash flows hedge accounting for certain forward contracts resulting in a charges to other expense of approximately $42.0 million. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts, and other non-operating expenses. We expect to continue to incur foreign currency transaction gains or losses in the future depending on the volatility of the local currencies in the countries in which we operate when compared to the U.S. dollar.

      Extraordinary Loss on Debt Restructuring. During the nine months ended September 30, 2002, we have recorded a net extraordinary loss on debt restructuring of $4.5 million related to debt restructuring with our parent company and certain vendors.

      Cumulative effect of change in accounting principle. In connection with the adoption of SFAS No. 142 we have recorded a transitional impairment loss of $267.8 million as of January 1, 2002 in our country operations as follows: Argentina — $33.2 million, Brazil — $67.4 million, Chile — $19.3 million, Colombia — $28.4 million and Peru — $119.5 million.

      Net Loss. Net loss was $980.9 million during the nine months ended September 30, 2002, compared to net loss of $225.7 million for the same period in 2001. The increase in net loss was mainly due to increases impairment losses on goodwill, incremental depreciation on non-core assets and excess property and equipment, losses on forward contracts and increased in interest expense. We expect to continue to incur net losses for the next several years.

Liquidity and Capital Resources

     Current Situation

      As of the date of this quarterly report, we do not have sufficient cash to meet our requirements in the near term unless we defer and restructure amounts owed to our secured and unsecured creditors, defer amounts owed to trade creditors and successfully implement austerity measures now being undertaken, or obtain additional financing. As we announced on October 21, 2002, we currently anticipate a funding gap commencing in the fourth quarter of 2002 and reaching up to $40.0 million during 2003. This anticipated funding gap assumes continued access to our senior secured credit facilities with our vendors, as to which we are currently in default, and that we will not be able to defer most of our obligations to our in-country lenders as and when amounts under those facilities become due. However, our senior secured lenders may not provide additional availability to us, and if we are not able to replace that availability with other financing, or succeed in deferring an adequate portion of other short-term indebtedness, our funding gap could increase. The funding gap also assumes that neither our senior secured vendors nor in-country lenders accelerate outstanding amounts due under our facilities with them.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to take steps to conserve cash on hand by reducing operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth. We believe that it will be necessary to raise additional financing during 2003 to close our funding gap and to maintain and grow our business and operations. If we are unable to address our liquidity needs, or our creditors were to accelerate amounts due to them, we will likely need to seek protection from creditors under U.S. bankruptcy laws and, depending on remedies that may be pursued by our creditors, under the laws of some or all of the countries in which we operate.

      We believe that any solution to our current liquidity situation will require us to reach an agreement to restructure our liabilities and capital structure with our secured vendor creditors, our other financial lenders and trade creditors and AT&T Corp., as both an unsecured creditor and holder of our Mandatorily Redeemable Series B 15% Cumulative Preferred Stock. Absent a comprehensive restructuring of our current capital structure, we do not believe it will be possible to attract additional financing to fill our funding needs. Moreover, even assuming a successful agreement with our creditors to effect a comprehensive restructuring is completed, we cannot be assured that new financing will be available on acceptable terms, or at all, given the current duress in the communications industry in general, and the current difficult economic conditions in the countries in which we operate, particularly in Argentina and Brazil.

Future Commitments and Funding Sources

      At September 30, 2002 our contractual cash obligations were as set forth below. We have reflected the entire outstanding balance of our senior secured vendor financing facility as due during the fourth quarter of 2002 because we are currently in default under our minimum revenue covenant in that facility. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward at the end of the fourth quarter of 2002, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets, absent restructuring of the facility terms. In addition, our local bank facilities contain various events of default that, if triggered, could result in the acceleration of other outstanding balances under those facilities. See “Capital Resources — Senior Secured Vendor Financing” and “— Other Bank Facilities” below for more information.

CONTRACTUAL CASH OBLIGATIONS

(In thousands)

		Three
		Months
		Ending	Payments Due in Year Ending
		December
	Total	2002	2003	2004	2005	2006	2007	Thereafter

Long-term debt, including current maturities (a)	$849,143	$204,539	$16,483	$18,428	$1,389	$1,010	$781	$606,513
Operating leases	21,124	1,249	4,723	3,719	3,021	2,381	2,292	3,739
Capacity agreements (IRU’s)	17,049	313	1,215	1,177	1,212	1,249	1,286	10,597
Forward contracts (b)	508	508	—	—	—	—	—	—
Purchase commitments for capital expenditures (c)	157	—	157	—	—	—	—	—

Total Contractual Cash obligations (d)	$887,981	$206,609	$22,578	$23,324	$5,622	$4,640	$4,359	$620,849

(a)	See Note 3 to the consolidated financial statements for additional information regarding our debt.
(b)	The fair value of our forward contracts payable are reflected for informational purposes only. The fair value of our net forward contract payables is subject market rates changes and the ultimate liability at settlement may materially differ from the amount herein presented.
(c)	Reflects only contractual commitments at September 30, 2002.
(d)	Reflects only commitments for the specific categories listed and does not reflect such items as trade payable obligations, payroll-related liabilities or contributions to employee-related benefit, savings or deferred compensation plans, employment-related contracts (including separate agreements), obligations in the case of redemption of our 15% Series B Cumulative Preferred Stock in 2008 or short-term lease obligations.

Capital Uses

      During the nine months ended September 30, 2002, our net cash increased by $19.0 million. The increase in cash reflected cash provided by financing activities of $132.0 million, offset by cash used in operating and investing activities of $108.7 million and the net effect of currency translation on cash of $4.2 million. Our uses of cash from operating activities were mainly as a result of our net loss of $980.9 million during the nine months ended September 30, 2002, excluding non-cash activities of approximately $913.3 million (which includes $681.3 million of goodwill impairment), a net decrease in the changes of assets and liabilities of approximately $11.5 million.

      We plan to reduce further our capital expenditures for the remainder of 2002, and the amount and pace of these expenditures thereafter may vary depending upon our ability to draw from our senior secured vendor financing or obtain additional financing. Our 2002 capital expenditures will be substantially lower than 2001. During the nine months ended September 30, 2002, we invested approximately $29.5 million in the development of our networks and infrastructure.

Capital Resources

     Cash

      As of September 30, 2002 and October 31, 2002 we had cash and cash equivalents of $47.2 million and $38.4 million respectively. Our ability to transfer cash among our group companies may be restricted by laws and regulations (including currency related) in the countries in which we operate, particularly Argentina and Brazil.

     Senior Secured Vendor Financing

      In December 2001 we entered into senior secured credit facilities, governed by common terms, with our strategic equipment vendors, in an aggregate principal amount of $298.5 million. These facilities became effective on March 27, 2002.

      The facilities are divided into two portions comprised of a first tranche of up to $199.2 million to be used to finance the purchase of equipment and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. At September 30, 2002, we had $162.4 million outstanding under these facilities.

      Interest on loans under the facilities accrues at LIBOR plus 5.625% or, at our election, on a prime rate basis and is payable quarterly. We have paid an up front facility fee and are obligated to pay commitment fees quarterly based on the unused portion of the facilities.

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

      The minimum revenue covenant in the facilities requires us to have achieved revenue of $181.0 million for the four fiscal quarters ended September 30, 2002. For that period, we achieved revenue of $172.4 million. Accordingly we are now in default under our senior secured credit facilities, and our senior secured lenders are now entitled to exercise various remedies, including denying us further access to the undrawn amounts under those facilities, accelerating all outstanding amounts drawn under those facilities and declaring those amounts to be immediately due and payable, and commencing foreclosure proceedings on our assets, including on the shares of our operating companies. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward at the end of the fourth quarter of 2002, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets. Therefore, we have reclassified amounts outstanding under this facility as short-term debt in the accompanying consolidated balance sheet as of September 30, 2002.

      All of our vendors have requested reasonable assurances from us as to our ability to re-pay the debt outstanding. Additionally, the vendors have communicated to us they have placed us on a temporary credit hold, which means we do not currently have access to undrawn commitments. We do not expect to be able to provide the vendors reasonable assurances with respect to our ability to re-pay the debt outstanding and to make payments for new equipment as it is shipped or received and thus may not be able to obtain financing under the facilities for shipments of additional equipment from the vendors for the foreseeable future. We are focusing on pursuing new customer opportunities that do not require significant new investments and using, where available, alternative means of equipment acquisition such as value added resellers, and holders of distressed assets.

      Our senior secured vendor facility is structured in two tranches. The first tranche is designated for the cost of equipment plus related services and software. Our ability to draw on the second tranche, which is used to finance taxes, duties and interest on the facilities, is conditional upon additional draws by us on the first tranche to finance new purchases of equipment from the three vendors and others. If we are unable to provide reasonable assurances to the vendors as described above, we will not be able to draw on the second tranche of our senior secured vendor financing facility absent any restructuring of its terms. An inability to draw upon this second tranche will obligate us to pay current interest in cash (instead of financing the payment obligations) prior to June 2004 when the scheduled availability period under the facility ends.

     Other Bank Facilities

      AT&T do Brasil is party to several local bank facilities and capital leases providing for borrowings of an aggregate amount of $33.4 million maturing through February 2004. At September 30, 2002, there was an aggregate of $29.2 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 2.2% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 1.6% to 1.9%.

      AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $10.4 million maturing through May 2006. At September 30, 2002, there was an aggregate of $10.4 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 8.9% to 12.5% per annum and variable rates based upon Deposito Tasa Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average rate for Colombian peso interest rate or DTF for the nine months ended September 30, 2002 was 9.6%.

      AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $19.8 million, maturing on various dates through June 2011. At September 30, 2002, there was an aggregate of $7.2 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 7.5% to 12.5% per annum.

      AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $5.9 million, maturing on various dates through October 2010. At September 30, 2002 there was an aggregate of $0.8 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 17.5%.

      As of September 30, 2002 we have approximately $47.6 million outstanding under these bank facilities. Of amounts outstanding under all of these facilities, $17.5 million is due in the fourth quarter 2002 and $13.5 million in 2003.

      Our local bank facilities contain various events of default which vary by facility, including among others, non-payment, property seizure, a change of control affecting the company’s financial capabilities, and in the case of certain facilities, a deterioration in the local company’s financial position or default in the payment of debt held by a third party. We have not paid approximately $0.8 million that was due under one of these facilities on November 4, 2002 and have received a notice of non-payment with the bank. We are currently in discussions with the bank regarding this amount.

      Failure to pay outstanding amounts due under these facilities will generally entitle the lender of that facility to accelerate other obligations under its facility and may entitle other local bank lenders in the applicable country, and in some cases other countries, to accelerate payments due under their facilities and pursue remedies available under the local facilities and under law. In addition, if the vendors exercise remedies available to them under the senior secured vendor financing facility to accelerate all outstanding amounts and/or to foreclose on our assets that secure that facility or in certain other circumstances, we may be in default under certain of the local bank facilities, which could result in acceleration of those local bank facilities and other notes payable as well as the pursuit of other remedies available under law. In such cases, we will likely need to seek protection from our creditors under U.S. bankruptcy law and, depending on remedies that may be pursued by these creditors, under the laws of some or all of the countries in which we operate.

Discussions with Creditors

      We have initiated preliminary discussions with our vendors concerning a possible restructuring of our senior secured facility, and we expect these discussions to continue. As of the date of this report, the vendors have not accelerated the amounts outstanding under the facilities or demanded immediate repayment of those amounts. We have also initiated preliminary discussions with several local banks that have provided us financing that becomes due during the fourth quarter of 2002 and 2003, which amounts to approximately $31.0 million in aggregate at September 30, 2002, and we expect to continue those discussions regarding the restructuring of our obligations. We are also currently in discussions with an affiliate of Siemens AG to resolve and reschedule our obligations due under certain promissory notes due in May 2002, which has been the subject of litigation filed by the Siemens affiliate and an investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by us to the affiliate of Siemens. See “Part II, Item 1 — Legal Proceedings” for more information about these proceedings.

      We can give no assurances that our discussions will lead to a restructuring of our obligations on terms acceptable to us, or at all, or that we will be able to continue to draw on availability under certain of those facilities as described above. If we are unsuccessful in our negotiations with these parties, we will likely need to seek protection from our creditors under U.S. bankruptcy law and, depending on remedies that may be pursued by these creditors, under the laws of some or all of the countries in which we operate. We can give no assurance that the protection from creditors available under the country laws or that the procedures followed by the courts in those countries will be sufficient to enable us to continue operations at our current level, or at all.

Business Outlook

      We continue to believe that there is an opportunity for growth for the company and that we have established a strong presence in the five countries in which we operate. As of September 30, 2002 we have over 7,957 total route kilometers, of which 5,816 are metropolitan and 2,141 are long haul. Our network is connected to over 7,325 buildings with corporate customers, which in aggregate are occupied by more than 32,000 businesses. We serve today over 5,390 of those corporate customers with more than 20,665 ports in service in the countries in which we operate. We have continued to improve our EBITDA, retain existing customers and key employees and attract new customers.

      Economic uncertainties in South America, particularly Brazil, which constitutes 31.6% of our revenue for the nine month period ended September 30, 2002, and in Argentina, however, have resulted in more challenging conditions for us and other communications providers. In addition, we understand that as AT&T Corp. is implementing its global strategy, it intends to approach certain global multinational clients directly on a global basis, concentrating services through its own international facilities. We understand that, as to these specific multinational customers with operations in Latin America, that strategy will involve a change over time in our relationship with some of these customers. We expect this change will result in a reduction in the growth of our revenues and cash flow. However, we believe that our advanced ATM/ IP networks, our diverse base of business customers and our experienced management team will continue to give us significant competitive advantages if we can restructure our balance sheet and address our funding gap.

      Our current liquidity outlook raises substantial risk as to our ability to maintain current operations. Following a request from us for additional financing assistance, AT&T Corp. advised us on October 10, 2002 that it will not provide additional financing or credit support. If we are able to reach agreement with our senior secured creditors, our other financial creditors and AT&T Corp., to defer our near term obligations under our current facilities and to restructure our debt, to implement successfully our austerity efforts and to transfer freely our available cash as needed among our operations, we believe we will have sufficient cash to maintain operations through mid-2003 without having to rely on new sources of financing to meet liquidity needs. We expect, however, that achieving each of these objectives in the timeframe required before needing additional financing will be difficult. If we are unable to address our liquidity needs, or our creditors were to accelerate amounts due to them, we will likely need to seek protection from creditors under U.S. bankruptcy laws and, depending on remedies that may be pursued by our creditors, under the laws of some or all of the countries in which we operate, potentially during the fourth quarter of 2002. We can offer no assurances that any such proceedings will lead to a successful reorganization without additional financing on terms acceptable to us or that such additional financing would be available at all either before or after such proceedings commence, if at all.

      To conserve cash, we are implementing a number of operational measures under an austerity plan. These measures include the acceleration of headcount reduction planned in connection with our regionalization project, the reduction or elimination of discretionary spending, redirection of sales efforts to pursue new opportunities that do not require significant new investments and renegotiating arrangements with certain suppliers.

      We also expect to retain a financial advisor shortly to help us with our discussions with creditors to identify, evaluate and weigh alternatives that may be available to us given our current financial situation and outlook. These alternatives include continued negotiations with our creditors in hopes of achieving adequate deferral and restructuring of our debt and/or a sale of the company or all or a portion of our assets. We can offer no assurances that any alternative we pursue will be successful or if achieved would lead to a restructuring that would satisfy all of our creditors or include any continuing interest or proceeds for our existing shareholders, especially for the holders of our common stock. In addition, if AT&T does not remain our majority shareholder, whether a result of a restructuring of our balance sheet or following a strategic transaction involving its majority stake in us, our right to use the AT&T brand could be limited or terminated. If we were no longer able to use the AT&T brand in our region, we believe our market presence and reputation could deteriorate, which in turn could impede our ability to attract and maintain business customers. The loss of the brand might also make us more susceptible to pricing pressure from competitors in our region.

Seasonality

      To date we have not experienced significant seasonality in our services offerings; however, some reduced demand for our voice services was noted in the first quarter of 2002, or summer months, in the countries in which we operate.

Impact of Inflation and Currency Fluctuations

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

      Our customer contracts as well as certain direct costs in Brazil provide for payment in local currency as provided under law and are generally indexed to various inflation indicators specific to Brazil. Our customer contracts as well as certain direct costs in Argentina have been subject to local regulatory changes due to the recent political and economic conditions in that country.

Effects of New Accounting Standards

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We have recorded a transitional impairment loss of $267.8 million as of January 1, 2002, which has been recorded as a cumulative effect of change in accounting principle in our country operations as follows: Argentina — $33.2 million, Brazil — $67.4 million, Chile — $19.3 million, Colombia — $28.4 million and Peru — $119.5 million. Subsequent to the implementation and in connection with the our review of our business plan, cash flow and liquidity position, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and economic conditions in the countries in which we operate, we assessed the value of our goodwill and determined additional impairment loss in goodwill in our country operations as follows: Brazil — $88.5 million, Chile — $170.0 million, Colombia — $40.0 million and Peru — $115.0 million. The aggregate amount of impairment of $413.5 million has been recorded as impairment loss on goodwill in the accompanying consolidated financial statements for the three months ended September 30, 2002. The fair value of our goodwill was determined using discounted cash flows on the current projected operations of our country operations and market capitalization of our business.

      Since December 31, 2001, our goodwill carrying amount has changed as a result of an impairment of $681.3 million (including the cumulative effect of change in accounting principle) and the change which resulted from using a different foreign currency translation rate at September 30, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in our third quarter of 2001, our third quarter of 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $68.7 million and $0.59 per share, respectively, instead of $79.7 million and $0.69 per share, respectively. For the nine months ended September 30, 2001, the adjusted net loss and basic and diluted adjusted loss per share would have been $193.0 million and $1.66 per share, respectively, instead of $225.7 million and $1.94 per share, respectively.

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

      Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America where we conduct business with more than one currency.

      At September 30, 2002, we had foreign currency forward contracts that hedge certain activities with notional amounts of $437.1 million, maturing in various dates through November 2003. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge, the estimated fair value of undesignated forward contracts would have resulted in additional unrealized gains of $0.5 million or unrealized losses of $4.1 million, respectively, for the nine months ended September 30, 2002. The effect upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge on our anticipated transactions or cash flows forward contracts, would have also resulted in a reduction of other comprehensive losses by $0.3 million or in an increase of unrealized other comprehensive losses by $0.2 million, respectively.

      We can offer no assurances that we will be able to continue to enter into or maintain existing foreign currency forward contracts to hedge our currency risks in the future given our current financial situation.

      Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to long-term transactions.

      Exposure to Interest Rates. Approximately 26.0% of our debt portfolio bears interest at variable rates. Any changes in the market interest rate will affect the amount of our interest expense and the ultimate cash paid to those lenders. To date we have not used interest rate swaps to fix the interest costs on these loans. Assuming a hypothetical 10% interest rate increase or decrease from interest rates as of September 30, 2002, interest expense would have increased $0.9 million or decreased $0.9 million, respectively, for the nine months ended September 30, 2002.

ITEM 4. Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective.

      There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this most recent evaluation of our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

      We have been named as a nominal defendant in an action entitled Confin International Investments, Inc., Pltf. v. AT&T Corp., et al, filed in the Delaware Court of Chancery in New Castle County on October 29, 2002 in which AT&T Corp. and each of our directors have been named as defendants. The complaint in the action contains two counts, the first styled as a derivative claim on our behalf alleging breach of the duty of loyalty by AT&T Corp. and the members of our board of our directors. The second count alleges a class action by our shareholders (other than AT&T Corp. and our directors) for unspecified damages purportedly caused by the actions alleged in the first count. The complaint seeks recovery of the plaintiff’s attorney’s fees and costs, and alleges plaintiff has been a shareholder of the Company for a relevant period.

      We expect that AT&T Corp. will defend this lawsuit vigorously, and we anticipate that each of our directors, to the extent they are not dismissed from this action, will similarly launch a vigorous defense. While we are unable to predict the outcome of this case, we do not believe it will have a material impact on our financial condition or results of operation.

      In June, 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. On September 5, 2002 we received an adverse judgment in this proceeding. We are currently in discussions with this creditor to resolve and reschedule these obligations, and are considering an appeal of the initial judgment. In June 2002, we also received a complaint in New York Supreme Court from IIG Capital, a investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. We are in the process of defending this action and are in discussions with the other party to resolve the proceeding and reschedule the obligation.

      In addition to the proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters. While these matters could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us would not be material to our consolidated financial position or annual results of operations.

ITEM 2.	Changes in Securities and Use of Proceeds.

      None.

ITEM 3.	Defaults Upon Senior Securities.

      The minimum revenue covenant in our senior secured credit facilities requires us to have achieved revenue of $181.0 million for the four fiscal quarters ended September 30, 2002. For that period, we achieved revenue of $172.4 million. Accordingly we are now in default under our senior secured credit facilities, and our senior secured lenders are now entitled to exercise various remedies, including denying us further access to the undrawn amounts under those facilities, accelerating all outstanding amounts drawn under those facilities and declaring those amounts to be immediately due and payable, and commencing foreclosure proceedings on our assets, including on the shares of our operating companies. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward at the end of the fourth quarter of 2002, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets. See “Management’s Discussion and Analysis—Recent Events” and “—Liquidity and Capital Resources” for more information about our current financial situation.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.	Other Information

      Continued Listing Requirements of the Nasdaq Small Cap Market. Our Class A common stock currently trades on the Nasdaq Small Cap Market. We are currently out of compliance with maintenance requirements for continued listing on the Small Cap Market as of the date of this Report. First, the current bid price for a share of our Class A common stock is substantially less than $1. Second, due to the impairment charges taken against our goodwill at September 30, 2002 we now report total stockholders’ equity of substantially less than $5 million, which is required for companies that do not have at least a market capitalization for its listed securities of at least $35 million. In addition, the market capitalization of the public float of our Class A common stock is less than $1 million. With respect to the minimum bid price requirements, we believe based on current Nasdaq policy that we have at least until January 7, 2003 to achieve an increase in the bid price of our Class A common stock before Nasdaq would issue a delisting notice for the stock. With respect to the market capitalization requirements, we expect to discuss with Nasdaq available options, if any, and the possibility of a grace period to address the minimum equity and minimum market capitalization requirements. There is no assurance, however, that Nasdaq will be willing to discuss a grace period or additional options, and Nasdaq may issue a delisting notice if it is unwilling to do so. If our common stock were delisted from trading on the Nasdaq Small Cap Market, it will commence trading on the Over-the-Counter Bulletin Board (“OTC”) maintained by the National Association of Security Dealers. A Nasdaq Small Cap delisting may make it more difficult for the Company to attract additional financing, if at all, and our shareholders may find it more difficult to trade our common stock due to a lower volume of trading on the OTC market, greater volatility in the per share price, lack of access to information about recent trades, and the reluctance of some brokers to trade or make markets in OTC stocks.

      Director Resignation. On November 14, 2002, we received notice of the resignation, effective November 15, 2002, of Jorge Montoya from our board of directors, citing time demands of other professional commitments.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Supplemental Agreement dated as of April 1, 2002 among AT&T Latin America Corp., AT&T Argentina S.A. and Alejandro O. Rossi to the Employment Agreement dated June 30, 2002 between AT&T Latin America Corp. and Alejandro O. Rossi.
10.2	Employment Agreement, dated as of June 2002 between AT&T Peru S.A. and Jose Gandullia.

(b) Reports on Form 8-K

      (i) We filed a Current Report on Form 8-K dated August 14, 2002 reporting under Item 9—Regulation FD Disclosure—that we had provided to the Securities and Exchange Commission the certifications of our chief executive officer and chief financial officer as required by 18 U.S.C. ss. 1350, created by Section 906 of the Sarbanes-Oxley Act of 2002.

      (ii) We filed a Current Report on Form 8-K dated October 21, 2002 reporting under Item 5—Other Information—that we had issued a press release announcing a funding gap commencing in the fourth quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

AT&T Latin America Corp.
By: /s/ NELSON A. MURPHY Name: Nelson A. Murphy Title: Chief Financial Officer (Principal Financial Officer)

By: /s/ LOURDES Z. MENESES Name: Lourdes Z. Meneses Title: Corporate Controller (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Patricio E. Northland, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for AT&T Latin America Corp.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reports is being prepared;

(ii)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(i)	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

November 14, 2002

/s/ PATRICIO E. NORTHLAND
Patricio E. Northland
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Nelson A. Murphy, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for AT&T Latin America Corp.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reports is being prepared;

(ii)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(i)	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(7)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

November 14, 2002

/s/ NELSON A. MURPHY
Nelson A. Murphy
Vice President and Chief Financial Officer