Form 10-K
period 2002-12-31
AT&T LATIN AMERICA CORP
filed 2003-03-28
CIK 1113527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 0-31010

AT&T LATIN AMERICA CORP.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation)	22-3687745 (I.R.S. Employer Identification No.)

2020 K Street, N.W., Washington, D.C. (Address of principal executive offices)	20006 (Zip code)

Registrant’s telephone number including area code: (202) 689-6300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, $0.0001 PAR VALUE PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒

      As of March 20, 2003, 45,544,017 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding. As of March 20, 2003, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the $0.05 closing price for the registrant’s Class A common stock on OTCC on March 20, 2003 was approximately $1,823,111. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002 are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

i

FORWARD-LOOKING STATEMENTS

      Some of the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this 2002 Annual Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs as well as a number of assumptions concerning future events made by, and information currently available to, management. These statements involve known and unknown risks, uncertainties and other factors, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed in or implied by the forward-looking statements.

      Forward-looking statements include but are not limited to statements and references about the following matters:

•	expectations and estimates as to the amount of cash required to operate as a going concern;

•	expectations about our ability to restructure successfully the capital structure of the Company, through discussions with our creditors and other interested parties;

•	expectations as to our ability to obtain additional financing;

•	expectations about sources of revenues and the percentage breakdown of sources of revenues; and

•	future financial performance.

      In addition to other matters that are described in this annual report on Form 10-K, the following factors, among others, could cause AT&T Latin America’s actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this annual report on Form 10-K:

•	whether we are able to agree with our creditors and other interested parties on acceptable terms and conditions for a solution to our current liquidity problems;

•	the outcome of litigation matters and asserted claims brought or made against us by various creditors;

•	whether we and/or our affiliates file for protection from creditors or are otherwise included in a case under Chapter 11 of the United States Bankruptcy Code and/or under the applicable mechanisms available to us and our affiliates in one or more of the countries in which we operate;

•	whether economic and political conditions in the countries in which we operate improve or deteriorate compared to our current expectations;

•	inaccurate forecasts of customer or market demand;

•	currency fluctuations;

•	our assessment of any changes in AT&T Corp.’s approach to customers and to its commercial relationships with us;

•	changes in communications technology and/or the pricing of competitive products and services;

•	highly competitive market conditions;

•	our ability to retain and build relationships with existing customers;

•	changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;

•	our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks; and

•	our ability to retain key personnel.

      In particular, our ability to estimate our cash requirements will be affected by several factors, including, but not limited to:

•	our expectations regarding debt service and principal payments owing on existing financing facilities;

•	the amount of cash expected to be used in our operations;

•	our ability to maintain and increase revenue;

•	our ability to collect accounts receivable as expected and the timing of collection;

•	the level of competitive pressure on the pricing of our services;

•	whether interest rates fluctuate materially; and

•	the impact of fluctuations in currency exchange rates in the countries in which we operate, including the effect on any current or future currency hedging arrangements.

      AT&T Latin America undertakes no obligation to publicly release any updates or revisions to any forward-looking statements, which are made as of the date of this annual report on Form 10-K, to reflect events or circumstances after the date of this annual report on Form 10-K.

PART I

ITEM 1.	Business

      AT&T Latin America Corp. was incorporated on October 13, 1999 by AT&T Corp., under the laws of the State of Delaware, and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this annual report on Form 10-K as “we,” “our,” the “Company,” “AT&T Latin America” and “us.” We acquired our Brazilian subsidiary, AT&T do Brasil (formerly known as Netstream), in December 1999 from our controlling shareholder, AT&T Corp. We completed the acquisition of our Argentine subsidiary, AT&T Argentina (formerly known as Keytech LD, S.A.), in June 2000. In August 2000 we completed our merger with FirstCom Corporation, which was a U.S. publicly traded communications company with operations in Chile, Colombia and Peru. AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.2% of the voting power and 68.3% of the economic interests of our common stock as of March 20, 2003. AT&T Corp. also holds 2,450,803 warrants to acquire shares of our Class A common stock at an exercise price of $0.01 per share, and 2,450,803 warrants to acquire shares of our Class A common stock at an exercise price of $8.00 per share.

      We provide business communications services to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include data, Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, manufacturing companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mostly through our own technologically advanced high speed, high capacity networks, which interconnect with other providers’ networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and last-mile connectivity services. We also serve in selected cases the mass market, offering long distance, calling and prepaid cards and dial-up Internet services. The mass market remains attractive because it provides additional revenue and cash flow while utilizing otherwise idle network capacity.

Restructuring Activities

      From our inception in 1999 until late 2002, we supported our growth plan through a combination of financing facilities from our parent company, AT&T Corp., senior secured financing from our strategic equipment vendors and other financing facilities obtained from suppliers and from local sources in the countries in which we operate. Our business plan during that period was dependent on the availability of such financing to finance growth until we were able to reach positive cash flow.

      In October 2002, we announced that, due to a combination of factors, including the unavailability of certain expected financing sources, the likely acceleration of certain debt service obligations and continued weak economic conditions in the Latin American region, particularly in Brazil and Argentina, we would incur a funding gap under our business plan. Also in late 2002, we did not attain certain covenant targets for minimum revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, as specified in our secured financing facility, and we were informed by our secured lenders that we would not have access to undrawn amounts under that facility. We also were informed that we could no longer draw upon unused portions of our local financing facilities.

      Based upon these developments, in November 2002 we commenced a comprehensive business and financial restructuring and retained an affiliate of AlixPartners LLC, a recognized adviser in turnaround situations, to assist us in the restructuring process. Although the outcome of our restructuring process is uncertain, we believe it is unlikely that any outcome, whether pursuant to a court-supervised or an out-of-court restructuring or sale of our business, will result in any value being attributed to or consideration payable for our common stock.

Restructuring Overview

      Our restructuring efforts are focused on positioning AT&T Latin America for longer-term, profitable growth with conservative expectations regarding access to capital and external funding. Specifically, we are positioning the company to be cash flow self-sufficient on an operating basis. We believe that reaching and sustaining positive cash flow is essential to restructuring our debt successfully and funding our future operations, including potential future growth in our operations and revenues.

      At the core of our restructuring efforts is an evolution in our business focus:

•	From revenue growth as a primary driver, to profit and cash maximization;

•	From new customer growth, to new customers that meet minimum cash payback and profit criteria;

•	From continued build-out of our network infrastructure, to maximizing the potential of our existing network by selling to customers that are already on our network or proximate to our network facilities; and

•	From an overhead cost structure oriented to a high revenue-growth business model, to a significantly reduced structure more in line with a focus on cash preservation and cash flow.

      We expect continued tight capital markets and limited access to funding. In that environment, we believe our change in focus will allow us to continue to exploit our key competitive strengths and existing investments to maximize returns from our network.

      Strategically, our restructuring efforts have centered on five key elements:

•	Become a low-cost provider of services: Our technologically advanced network allows us to provide high-quality services at variable costs that we believe are competitive with any provider in the region. We can offer incremental services or bandwidth to our customers with minimal additional expense or capital investment. Additionally, as we refocus our business model on more modest, profitable growth, we have reduced significant overhead expenses. These reductions have occurred in every area of our overhead (people, advertising, real estate, etc.). Finally, we are working with our vendor partners to reduce our network operating expenses. We are renegotiating contracts and capacities to more appropriately reflect our volume needs and our financial requirements.

•	Increase the quality of revenue: Since our inception in 1999, we have generated significant quarter-over-quarter sales growth. However, we believe that maintaining high revenue growth will require working capital that exceeds our current capital and cash sources. Consequently, we are focusing on maximizing our return from current customers, and ensuring that new customer relationships meet rigorous profitability and cash flow benchmarks that are consistent with a self-sufficient growth model.

•	Reduce capital expenditures: From 1999 through the first half of 2002, we deployed significant capital expenditures to develop our advanced network, covering concentrations of business districts in 17 major cities in Latin America. At this time, although attractive investment opportunities do exist, our lack of access to new capital dictates that we dramatically reduce capital expenditures and maximize the business opportunity within the proximity of our existing network. We estimate that our existing networks provide access to approximately 39,000 business customers located in the 7,500 buildings we have wired, of which approximately 5,100 are customers today.

•	Maintain High Quality Services and Customer Care: We will continue to invest in our network to maintain service quality and reliability and to continue improvement in customer care. We believe that we have become recognized for service quality and responsiveness to customers.

•	Focus on Strict Cash Management: We have assumed that we will not have access to external funding sources in the near term and have established more rigorous cash management processes and mechanisms. Our priorities are to continue providing high-quality service to our customers while managing our cash to sustain operations and provide for modest growth.

      While our restructuring activities have been successful to date in expanding our strategic options and stabilizing our business, we expect we will require additional capital investment to finance additional growth while maintaining a strong cash position. Therefore, since the fourth quarter of 2002, in parallel with our restructuring activities, we have been working to identify strategic or financial investors that may acquire all or a portion of our Company.

      In February 2003 we retained Greenhill & Co. LLC as our financial adviser to assist us in exploring opportunities with strategic and financial investors. We believe that the Company represents a unique telecommunications asset in our region, with a strong and attractive customer base. Moreover, we believe that our integrated regional approach and modern MPLS and ATM/ IP metropolitan networks make us a scalable platform upon which to drive further consolidation in our industry in the South American region. Given continued difficult conditions in the telecom sector, however, we cannot assure that we will succeed in consummating a sale or investment transaction on terms satisfactory to our constituents, if at all.

Liquidity

      As of the date of this annual report, we do not have sufficient cash to meet our requirements in the near term unless we continue to defer and restructure amounts owed to our secured and unsecured creditors, and successfully implement austerity measures now being undertaken, or obtain additional financing. Our restructuring efforts (including an extension of certain payables) and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors have allowed us to preserve adequate cash to sustain operations and substantially reduced our net use of cash in the near term.

      Since November 2002, we have not made debt service payments on most of our material indebtedness. We are actively engaged in discussions with our various creditor constituencies and other interested parties and their advisors. Our goal is to reach an agreement with these parties to recapitalize the Company’s balance sheet and to reduce significantly our debt. Currently there are no definitive agreements relating to any recapitalization, and there can be no assurance that current negotiations with the various creditors will lead to agreement on terms acceptable to our creditors as a group, or that, failing such an agreement, any alternative transaction or court-supervised reorganization will lead to a viable recapitalization plan.

      As of December 31, 2002 we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $20.8 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our December 31, 2002 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge. We have certain hedge transactions in Brazil and the United States, certain counterparties of which are also creditors of ours in Brazil. To the extent we do not succeed in restructuring the loans obtained from such creditors, or loans from other creditors that may seek to pursue remedies against us, we may not gain access to some of the hedge settlement proceeds as they come due. Failure to collect on hedge proceeds would materially impair our liquidity outlook.

      On a consolidated basis, as of December 31, 2002 we had cash and cash equivalents of $33.5 million. We presently do not have available unused commitments under any credit facilities. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole may depend on our ability to move cash between our country operations from time to time. However, due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, and restrictions on such transfers could have an adverse effect on the liquidity of one or more of our country operations.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to conserve cash on hand by not servicing material indebtedness and by continuing to reduce operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth.

      Implementation of our restructuring program will require cash outlays during 2003, including for the renegotiation of financing facilities and other contractual commitments and for the engagement of professional advisors. The amount of professional expenses, which we estimate between $8.0 million and $15.0 million, will be payable in part upon completion of a successful restructuring or sale and will be affected by factors such as the length of time required to complete the restructuring and the amount of consideration that may be received in any sale or investment transaction. We believe it will be critical to the business to retain effectively a number of key employees and officers during the restructuring process, and accordingly we are implementing a retention program under which retention payments will also be payable following completion of key milestones in the restructuring process. We estimate the aggregate amounts payable under the retention program will range from $1.5 million to $2.5 million during 2003.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our liquidity needs as described above. There is no assurance that we will be able to address our liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

Relationship with AT&T Corp.

      We have been informed that our majority shareholder, AT&T Corp., is seeking to disengage from its investment in our Company through sale or other disposition of its equity interest and debt position. As of December 31, 2002, AT&T Corp. owned directly or indirectly approximately 68.3% of the shares of capital stock, representing approximately 95.2% of the voting power, and held approximately $903.7 million of our long-term debt and preferred stock, including accrued interest and preferred dividends. In January 2003, AT&T Corp. announced that it had entered into a non-binding letter of intent to sell for a nominal price all of the Class A and Class B common stock of AT&T Latin America owned by it to Southern Cross LLC, a telecommunications and investment holding company. We also have received expressions of interest from a number of other qualified strategic and financial investors. We will continue to pursue all strategic options for the Company that serve our objective of maximizing value for our constituents.

      If AT&T Corp. were no longer to hold a majority of the equity interest in the Company, we expect that certain brand, commercial and other contractual arrangements we have with AT&T Corp. will likely expire, be terminated or be phased out over time. These arrangements include:

•	our regional vehicle agreement with AT&T Corp., which agreement establishes the territory in South America and the Caribbean in which we operate, the types of services we are permitted to provide or are restricted from providing, certain restrictions on AT&T Corp.’s ability to compete with us in our designated region and certain rights we have to acquire similar businesses in our region from AT&T Corp., in the event it acquires such businesses;

•	our non-exclusive service mark license, which allows us to use the AT&T brand and logo in our operations and for our services, subject to certain qualifications as to service quality and requirements as to brand monitoring and management; and

•	our joint sales initiative, which along with related arrangements provides for the compensation of the AT&T Corp. sales force for sales of our services to AT&T Corp. customers and for joint account planning with respect to such customers.

      We expect that a sale or other disposal by AT&T Corp. of its investment in us, and the termination of these commercial arrangements will generally reduce the volume of customer referrals through AT&T Corp., and, at least in the short term, the number of direct relationships we have with AT&T Corp.’s global customers that we service in South America and internationally using our infrastructure. In addition, AT&T

Corp. is deploying an enhanced global data network, known as the AGN, including in several South American cities, and we expect that some of these customers may choose to transition to the AT&T Corp. global network for a substantial portion of the international data services we currently provide. We are currently discussing with AT&T Corp. the terms of commercial transition arrangements and our future commercial relationship. Given our advanced regional network covering key South American business centers, our integrated regional platform, our high-quality services and our strong relationships with numerous customers that are also customers of AT&T Corp., we are working to maintain a collaborative and productive commercial relationship with AT&T Corp. At the same time, we believe that a disengagement by AT&T Corp. from its investment in us may open potential opportunities for us to strengthen relationships with other major international carriers and their customers, which opportunities are not fully available to us under our current business model and contractual restrictions with AT&T Corp.

Relations with Secured and Unsecured Creditors

      We remain in default under our senior secured financing and are in default under other credit facilities from suppliers and local financing sources. Our senior lenders are presently entitled to accelerate all or a part of the indebtedness we owe to them which could lead to cross-accelerations of credit facilities we have with local banks in the countries in which we operate. At present we have no unused borrowing capacity under any of our credit facilities due to our present liquidity concerns.

      In June 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain unsecured promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In November 2002, Siemens initiated a second, similar action covering approximately $4.0 million original face amount of notes. We received an adverse judgment in the first proceeding in October 2002 and in the second proceeding in January 2003. We have appealed the first action, and intend to file an appeal in the second action if the judgment is entered. We also have $3.7 million in additional notes to Siemens that are due in March 2003. We are currently in discussions with this creditor to resolve and reschedule these obligations. In June 2002 we also received a complaint in New York Supreme Court from IIG Capital, an investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. We are in the process of defending this action.

      In November 2002 Banco Itaú S.A. initiated a legal proceeding in Brazil against our subsidiary, AT&T do Brasil, concerning a loan in the amount of approximately $12.0 million. Banco Itaú S.A. has attempted to accelerate payment of all amounts outstanding under the loan of which approximately $2.2 million at December 31, 2002 was past due. In January 2003 AT&T do Brasil filed a pre-executory exception in this collection action which exception was reversed in March 2003. Also, at the request of Banco Itaú S.A., in the same decision the court decided: (i) to grant to Banco Itaú S.A. rights over certain forward contracts settlements totalling approximately $9.4 million (as of the date March 14, 2003) in favor of the Company, which are payable in April 2003; and (ii) to create a pledge on certain bank accounts of AT&T do Brasil indicated by Banco Itaú S.A. However, on March 24, 2003, AT&T do Brasil obtained a suspension of the pledge order in an interlocutory appeal.

      On November 17, 2002, HSBC initiated a legal proceeding in Brazil against AT&T do Brasil asserting a claim for attachment of assets and rights on a $8.4 million loan. On December 13, 2002, AT&T do Brasil filed a Provisional Remedy to suspend the effects of a cross default and acceleration clause contained in two loan agreements entered into with HSBC. The injunction was granted on December 16, 2002 and the ability of HSBC to accelerate the loan agreements was suspended. On December 27, 2002, HSBC contested the injunction but the court confirmed its decision.

      If one or more material creditors were to accelerate successfully the maturities of our debt or to seek to enforce amounts under judgments against us by proceeding against our assets, we would likely seek protection under U.S. bankruptcy law and, depending on remedies that may be pursued by these creditors, under the laws of one or more of the countries in which we operate. As of December 31, 2002, we had total debt in the amount of $892.8 million.

Relations with Customers

      We believe we have maintained good relationships with our customers. We have established a broad communication plan for keeping our key customers apprised of our restructuring efforts and financial situation and plan to continue doing so. Through our restructuring process to date, we have focused particularly on maintaining high quality and reliability of service to customers.

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

      Data-Internet services. Our data-Internet services feature local, national and international reach, high availability and are delivered over our MPLS, or multiple protocol label switching, and our common ATM/ IP, or asynchronous transfer mode/ Internet protocol, multi-service network platform, accessible via single connections (one port per location) to our broadband network:

•	Data Services. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services allow us to implement different communications applications to support a wide range of customers’ needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

•	Internet Services. Our Internet services consist of dial-up access and high-speed dedicated access services offered primarily to businesses, as well as to Internet service providers and content providers. Our integrated package to Internet service providers and portals allows these customers to purchase and/or lease their entire access infrastructure from us.

•	Managed Services. Our managed service offers include managed data, Internet and web hosting services.

      Voice Services. Our voice services include local telephony and long distance services, pre-paid and calling card services and 800/toll-free and operator assistance services, depending on our competitive situation and on regulatory restrictions in each country. We package these services differently depending on the type of customer we are targeting. Voice services are an important complement to our existing data-Internet product portfolio.

Market Strategy

      We seek to build collaborative, long-term relationships with our customers by offering them a broad portfolio of communications services and business solutions, by continuously monitoring and identifying their changing communications needs and by building one or more of our services into a partnership with the customer in which we seek to become the single or primary source provider of all of the customer’s communications requirements. We believe that, in addition to providing our customers with superior value, our market strategy allows us to integrate our services into bundled solutions, which discourages customers from moving to a new provider and improves gross margins by encouraging customers to use a greater number of, and more advanced, services. Prices charged to customers vary in accordance with the customers’ requirements based on network availability and service level guarantees, the number of locations, types of services, transmission rates and length of service agreements.

      During 2002 we expanded our market coverage while reducing sales expense. We accomplished this by increasing sales productivity of our direct sales force through focused training and sales management programs as well as through the launch of an indirect sales channel program comprised of partnerships with selected and certified agents and distributors. We will continue to build direct and indirect sales channels in order to up-sell and cross-sell our embedded base, and focus on targeted account plans to support an aggressive customer retention program.

      Our sales philosophy is focused on selling value. We have developed and deployed sales measurement tools that allow us to constantly monitor and manage sales productivity in an effort to better understand and measure sales performance. In conjunction with these tools, we have developed a performance driven sales compensation plan based on, among other things, sales quota attainment, sales of strategic high margin products, long term sales contracts and customer retention. In addition, in order to capitalize on our existing investments in wired buildings, we have structured the plan to reward selling additional services to existing customers as well as new customers in existing buildings connected to our network. We also emphasize training of our sales force in an effort to promote both targeted selling and positioning our sales people as advisors to our customers.

      Our sales force is supported and complemented by experienced engineering personnel who organize the efficient delivery of communications solutions to each customer. The technical staff’s role includes the proper coordination of vendor service components, customer site preparation, and the installation, testing, delivery and maintenance of the communications solution for the customer.

      We target our services mainly to three types of business customers, as well as to carriers and Internet service providers and, to a limited extent, to the consumer segment:

      Multinational Corporations. We refer to those companies who have their headquarters outside our territory with presence in the countries in which we operate as multinational corporations (“MNC”). These customers demand sophisticated integrated communications services, global connectivity and a single point of contact for all of their communications needs. As a response to those requirements, the Company implemented a centralized organization to be able to rapidly respond to customer requirements. We successfully managed these accounts and leveraged our relationship with AT&T to secure new revenues in this segment.

      In the first quarter of 2002, we launched a joint sales initiative with AT&T Corp. The initiative allows the AT&T Corp. sales force to promote and provide referrals to us for some of our international data services to multinational accounts, to interconnect their U.S. corporate customers with their offices located in Latin America. The initiative also incorporates a process for joint account planning that allows our sales force to work with and coordinate sales plans for AT&T Corp.’s global customers in our region. During 2002, we made significant inroads with the MNC customer segment and have been recognized as a key regional player capable of providing complex solutions to these strategic customers.

      We have been informed that AT&T Corp. does not intend to renew the joint sales initiative when it expires in April 2003. As a result of this expiration, we will likely be competing with AT&T Corp. in the provision of international data services to these MNC customers. The revenues derived from these MNC customers today account for less than 10% of 2002 consolidated revenues, of which we believe less than 3% of such revenues under expiring contracts (or approximately $4.3 million) are at risk during 2003 due to customers’ choosing an alternate provider (including AT&T Corp.). We cannot predict the effect on our revenues of any transition of these customers to other carriers, including AT&T Corp. While we expect to encounter increased competition with AT&T to retain certain multinational customers during 2004, we also anticipate expanding our relationship with other carriers to address a larger set of multinational customers in the region.

      Large Regional Accounts. Large regional accounts are typically the top 250-500 regionally based customers by country, based on revenue or telecommunications expenditures. These customers have domestic and/or regional operations with increasingly sophisticated communications needs. We believe that these customers, which often have complex and sophisticated networks, increasingly expect us to provide expertise on how to use communications technology to improve their business and subsequently to manage effectively their internal communication needs and those with their suppliers, customers and distributors. The Company targets a subset of these customers by leveraging its competence to manage complex networks and dedicated customer relationship team.

      Small and Medium-sized Enterprises (SMEs). SMEs are small and medium-sized businesses who are particularly interested in a competitive suite of services. We primarily target those SMEs located in our wired buildings. We market bundled solutions to SMEs that include local telephony, long distance, Internet and data services. Our SME customer base also allows us to benefit with our large regional accounts as the SMEs become important targets to access electronic supply chain networks developed by our large customers to establish efficient links with their supplier and distributors. SMEs are strategically important to us in part through establishment of secured electronic supply chain networks by SMEs with supplier and distributors over our network, which creates an important relationship among these different customers that we target. In addition, these customers provide an important source of revenue and help us to maximize our return on investment.

      Carriers/ ISPs. We have supply relationships, often mutual, with other carriers for bandwidth services and wholesale voice minutes, and we provide services to meet the access infrastructure needs for Internet service providers. We believe our relationships with other carriers are strategically important in order to help reduce our costs to connect customers not located on our network and to increase the use of our infrastructure by reselling capacity to them.

      Consumer markets. The Company takes advantage of its network infrastructure, economies of scale, licenses and operational synergies to provide services available to consumer markets. Such services include long distance voice services, prepaid and calling card services as well as dial-up Internet services. We sell to these markets through a combination of distribution channels, agency agreements, and co-branding campaigns.

      The following table sets forth selected unaudited operating statistics by country as of December 31, 2002 (as well as a comparison to 2001 totals).

						AT&T	AT&T
						Latin	Latin
						America	America	Annual
						Totals	Totals	%
	Argentina	Brazil	Chile	Colombia	Peru	2002	2001	Change

Network route kilometers
Metropolitan	276	972	919	1,800	1,947	5,914	5,324	11.1%
Domestic (Long-haul)	916	—	—	1,225	—	2,141	2,141	0.0%

Total	1,192	972	919	3,025	1,947	8,055	7,465	7.9%
Total fiber kilometers	48,277	69,780	22,551	61,071	39,612	241,291	219,941	9.7%
Number of buildings connected	498	1,049	1,012	2,333	2,594	7,486	6,423	16.5%
Ports in service	537	11,495	2,398	4,006	2,215	20,651	19,136	7.9%
Permanent virtual circuits active	509	7,435	2,027	4,227	2,092	16,290	14,571	11.8%
Number of dedicated data and Internet customers	482	1,229	1,647	771	992	5,121	4,871	5.1%
Number of employees	156	256	211	141	260	1,024 *	1,700 *	(39.7)%

*	Excludes 39 employees at corporate headquarters as of December 31, 2002 and 58 employees at corporate headquarters as of December 31, 2001. As of March 1, 2003, there were 985 total employees excluding 27 at corporate headquarters.

Customer Care

      We believe a high quality, efficient customer care organization is a competitive advantage and is important to our long-term success. Our customer care organization is focused on three key areas:

•	order and contract management, to ensure we secure quality order information to reduce sale-to-bill time frames;

•	continuous improvement of all processes and procedures experienced by customers; and

•	customer satisfaction, to assure a consistent customer experience across all services, segments and countries.

      Customer care is available on a 24 hour/365 day basis. Our staff have trilingual capability, providing assistance in Portuguese and English in Brazil and in Spanish and English in the other countries in which we operate. Customers can contact us directly through our customer care organization or through our corporate web site. We closely monitor our customers’ perception of our services in order to understand their preferences and to enhance their overall satisfaction with us. We work with an independent firm to provide on a monthly basis an analysis of how we resolve customer inquiries and how our services are perceived by customers as well as reasons for any customer cancellations.

Networks

      We seek to deploy our network facilities to reach and cover corporate office buildings, office parks, industrial sites and other high concentrations of businesses and potential business customers. We believe our focus on the deployment of metropolitan network and “last-mile” infrastructure, combined with our strategy for low-cost purchase of third party capacity, will enhance our long-term financial performance by increasing the capacity of, and traffic flow over, our networks.

      Our network extends to 17 key cities in Latin America with metropolitan networks: Buenos Aires and Rosario, Argentina, São Paulo, Rio de Janeiro, Belo Horizonte, Brasilia, Campinas, Porto Alegre and Curitiba, Brazil, Santiago, Vina/ Valparaiso, Concepcíon, Temuco, Chile, Bogotá, Cali and Medellin, Colombia, and Lima/ Calláo, Peru. At the end of 2002, we also had points of presence, or POPs, for data and voice services in 26 other cities. Points of presence are nodes that are extensions of our network that permit access to customers in cities where we do not have metropolitan networks. Our networks are generally based on fiber optic cable. In addition, we selectively use local multipoint distribution system, or LMDS, technology, for our expansion into Medellin and also for additional coverage in Buenos Aires. LMDS is a wireless broadband technology that allows for efficient network deployment in areas of lesser density. We have also expanded our network footprint into additional locations in the countries in which we operate through agreements with third party network providers.

      Our networks primarily use the asynchronous transfer mode, or ATM, transport technology, which enables us to accommodate many different types of information traffic systems and permits transmission of a mix of voice, data and video. Our networks also utilize the Internet Protocol, or IP standard. IP protocol is an inter-networking standard that enables communication across the multiple networks, public and private, regardless of the hardware or software used.

      Our broadband communications networks include the following components:

•	network operations centers, operating on a 24-hour/7-day basis, where we monitor and supervise the network and service performance;

•	primary, or backbone, rings located in each city, with 48, 72 or 144-strand fiber optic cable connecting concentration nodes (ATM switches) to a central node;

•	numerous secondary rings of 36, 48 or 72-strand fiber optic cable connecting building premise equipment (BPE) to a concentration node;

•	access cables of 2 to 24-strand fiber optic cable (or in some cases, a wireless local loop connection) connecting building premise equipment with different buildings in the network; and

•	for each customer in a building, a fiber optic, coaxial or copper cable connecting the customer premise equipment with the building premise equipment.

      Because our network is based on fiber optic technology and uses ATM/ IP switching and transmission technology, we are able to offer the following benefits to our customers:

•	an integrated package of voice, data and video transmission services, from a single provider;

•	high speed data transmission and the ability to modify bandwidth easily and activate additional private virtual circuits for a customer with low incremental capital investment;

•	an ability to accommodate flexibly the traffic demand of small, medium and large networks, such as dial-up networks used by Internet service providers and other complex networks used by financial institutions, multinational corporations, universities and government entities;

•	a high degree of transmission quality, with negligible error rate and lost traffic; and

•	high availability of the customer’s wide area network (WAN) through features that allow the networks to re-route automatically any transmission over the network that is held up by congestion, faulty equipment or line damage.

      Our network also includes voice switching centers to handle voice traffic and value-added voice platforms to enable the delivery of pre-paid and toll-free services.

      We have obtained ATM equipment, optical transmission equipment, IP-based routers and voice switching equipment mainly from Cisco Systems Inc., Lucent Technologies Inc. and Nortel Networks Ltd. Optical transmission and metropolitan equipment in Brazil and Argentina uses a technology, DWDM, or dense wave division multiplexing, that maximizes the use of the fiber optic capacity. In each country, we use local contractors to install our underground and aerial fiber network.

      We have agreements with third party providers to secure local access and domestic long-haul capacity in Brazil, Argentina, Chile and Colombia, to meet some of our off-net requirements. Pricing under such agreements is periodically renegotiated or adjusted by their terms to secure more competitive prices. We use satellite technology to interconnect Lima to other cities in Peru. We also use very small aperture terminal, or VSAT connectivity in Colombia in order to serve remote connections for specific large customer needs.

      We are a party to a capacity purchase agreement with Global Crossing Bandwidth, Inc. which provides for the acquisition of indefeasible rights of use to high-speed transmission capacity connecting each of the cities of São Paulo, Buenos Aires, Santiago and Lima to points of presence in the United States, effective for fifteen years. Global Crossing, an affiliate of Global Crossing Bandwidth, Inc., filed for protection under Chapter 11 of the U.S. bankruptcy laws protection in January 2002 but continues to provide services under our agreement. We are a party to a contract with Teleglobe Colombia S.A. to connect Bogota to points of presence in the United States. Telegoble Colombia S.A. is undergoing a restructuring process in Colombia under the protection of Law 550 and continues operations under the name of “Teleglobe Colombia S.A. en Restructuración.” We are also a party to a contract with Emergia to connect Santiago with points of presence in the United States, and we are a party to a contract with Telefonica Data for an IP port for access to Internet in the United States.

      We have international capacity alternatives through satellite capacity from Intelsat and with submarine cable consortiums and continue to identify additional opportunities for capacity as appropriate and to accommodate additional demand. Our international facilities connect to AT&T Corp’s Internet, data and voice network, providing us global connectivity. We are currently analyzing further diversification of our suppliers of international capacity.

      In 2001 we improved our fault management capabilities by installing an operation support system software monitoring of our network elements. This software helps reduce time to identify faults and to repair faults, reduces staff requirements, increases service quality, and provides us the ability to support new end-to-end contracts.

      We are currently in the process of renogotiating the maintenance services agreements provided by our primary equipment vendors. These negotiations are designed to result in service level agreements that address our critical equipment maintenance needs at a lower cost. We believe we will have new agreements in place in the near future. However, in the event that for any particular agreement we are unable to renegotiate terms that are both operationally and economically desirable, we have established contingency plans to maintain our network and minimize any risk to our services to customers and our network.

Website Disclosure

      The Company’s website address is www.attla.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission by means of a hyperlink to a third-party SEC filings database.

Operations By Geographic Areas And Segments

      For financial information about our segments and geographic areas, see Note 8 to our consolidated financial statements, which is included on page 75 of this Annual Report on Form 10-K.

Customers

      Argentina. Our operations in Argentina, which began as a start-up communications company we acquired in June 2000, experienced a rapid increase in customer base during 2001 and 2002. As of December 31, 2002, AT&T Argentina served 482 data-Internet customers and approximately 63,778 long distance customers. Some of our key strategic alliances in Argentina include, Prima S.A. (Grupo Clarin’s online business), Exiros (Grupo Techint’s online transactional platform) and ISP Red Alternativa. Our customer base in Argentina today includes, among others:

•	Numerous banking institutions, such as Citibank, Deustche Bank, Barclays Bank, Banco Central de la Republica Argentina, Safra-National Bank of New York., B.N.L, Banco Rio-Grupo Santander and Credit Suisse First Boston;

•	Technology companies such as Compaq, Dell Computer, Lucent Technologies, Gartner Group, EDS, and 3M;

•	Automotive companies, such as BMW de Argentina, Ford de Argentina and General Motors;

•	Pharmaceutical companies, such as Pfizer, Productos Roche, and Laboratorios Phoenix;

•	Financial information services companies, such as Associated Press and Reuters; and

•	Other global and multinational companies, including Johnson & Johnson, American Express, Assist Card, BASF, Coca-Cola, General Electric, Hilton Hotel, and Procter & Gamble.

      Brazil. As of December 31, 2002, our Brazilian operations had 1,229 data-Internet customers and 1,330 customers in total including voice services. Our business customers in Brazil today include, among others:

•	Information and consulting businesses, such as Agencia Estado, AOL, Bloomberg, Reuters and Ernst & Young;

•	Most banks, clearing houses and stock/commodity exchanges in Brazil, including Banco Santander, Bank of America, Bradesco, Deutsche Bank, Bovespa (the stock exchange), Caixa Economica Federal, and Banco do Brasil. (AT&T Latin America in Brazil links a total of 170 financial and related institutions through the Brazilian Payment System project for the Brazilian Federation of Banking Associations and the Brazilian Central Bank.);

•	Global and multinational companies such as Kimberly-Clark, General Electric, J.P. Morgan, Siemens, Ericsson, Aon Risk, Carrefour, Olivetti, Nokia, Volkswagen do Brasil, Delphi, Fiat, Pepsico, Ford do Brasil, American Express, Johnson and Johnson and Caterpillar, Maersk, Avon, Microsoft and Pfizer;

•	Several large national companies, such as iG, Jornal Estado de Minas, Belgo Mineira, Serpro, Minas Brasil Seguradora, Contax, Petrobrás Distribuidora, Ibmec, Clube de Diretores Lojistas de Belo Horizonte; and

•	High-tech companies, such as Dell Computers, Compaq, IBM, Intel and Olivetti.

      Chile. As of December 31, 2002, our Chilean operations had 1,647 data-Internet customers. We also provide domestic and international long distance services to approximately 11,600 active customers, including approximately 1,380 active business customers and more than 10,200 active residential customers. In addition, we provide carrier code services to an average of approximately 45,000 users.

      Our customers in Chile today include, among others:

•	Global and multinational companies, including Xerox, Masisa, Compañía Manufacturera de Papeles y Cartones, Farmacias Ahumada, and Hyatt;

•	Banking institutions, including Banco de Crédito e Inversiones; ;

•	Several universities;

•	Information and media groups, such as El Mercurio, Canal 13 TV and VTR;

•	International logistics services providers, such as P&O Nedlloyd; and

•	Government entities, such as the Ministerio del Interior (State Department) and Servicio de Impuestos Internos (Internal Revenue Service).

      Colombia. As of December 31, 2002, our Colombian operations had 771 data-Internet customers. Our customers in Colombia today include, among others:

•	Several banking institutions, such as Grupo Aval (Banco de Bogotá, Banco Popular, AV Villas, Banco de Occidente and others), Banco Granahorrar and others;

•	Financial Institutions such as Administradora de Fondos de Pensiones y Cesantías Porvenir;

•	Global and multinational corporations such as Exxon Mobil, Kimberly Clark, Microsoft, Johnson & Johnson, Renault and Procter & Gamble, among others;

•	Insurance providers such as Delima Marsh;

•	Financial content providers, including Bloomberg, Visa and Redeban (MasterCard);

•	Content Providers such as Reuters;

•	Communications carriers such as Telefonica Data, Global One and Comcel;

•	Local retail companies; and several five-star hotels.

      Peru. As of December 31, 2002, our Peruvian operations had 992 Data & Internet customers, 175 Hosting & Colocation customers, 205 fixed telephony customers and more than 78,000 long distance customers.

      Our customers in Peru today include, among others:

•	Numerous banking and financial institutions, including Interbank, Asbanc, Banco Sudamericano, and the Lima Stock Exchange;

•	More than 75% of Lima’s five-star hotels, including the J.W. Marriott and Stellaris Casino, Hotel Melia Lima, Doubletree El Pardo Hotel, and Swissotel and Country Club Lima Hotel are currently AT&T Peru Customers;

•	Global and multinational corporations, such as W.R. Grace, Productos Roche, Kimberly Clarke, Unisys, Nextel and Telecom Italia among others;

•	Large national accounts such as the Instituto Nacional Penitenciario (INPE) and Q-Net, Backus y Johnston; and

•	Retailers, supermarket and drugstore chains such as Santa Isabel, S.A., and Boticas FASA.

Strategic and Regional Accounts

      During 2002, we acquired a number of significant pan-regional contracts for global and/or multinational customers for which we provide international services or service in more than one country in Latin America. These include well-known names such as General Electric, American Express and General Motors in Argentina; Ernst & Young, Bovespa Stock Exchange and Olivetti in Brazil; Xerox, Banco de Crédito e Inversiones and El Mercurio in Chile; Visa and Banco Granahorrar in Colombia; and W.R. Grace and Lima Stock Exchange in Peru. Our regional accounts include Pfizer, Credit Suisse First Boston, Hewlett-Packard, General Motors, Avon, Ericsson, Procter & Gamble, Ford, Johnson & Johnson and Kimberly-Clark, among others.

      As of December 31, 2002, we do not have any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, severely impact our consolidated operations. However, on a relative basis, our country operations in Argentina and Colombia generated a higher percentage of revenue in 2002 from a small number of customers, compared to our operations in Brazil, Chile and Peru.

Competition

      The communications industry remains highly competitive in the countries in which we operate due to privatizations and progressive market liberalization, among other factors. In addition, as a result of tight capital markets, general economic conditions and corresponding pressures on new entrants, we have seen additional competitive pressures for basic communications services. In general, competition in communications services is based on:

•	price and pricing plans;

•	the types of services offered;

•	customer service;

•	brand position;

•	network coverage and access to customer premises;

•	communications quality, reliability and availability; and

•	the ability to provide high quality data communication services and technical support.

      We experienced moderate downward pressure on prices for our services during 2002, compared to the steeper price erosion that characterized 2000 and 2001. For 2003, we anticipate continued moderate downward pressure in the countries in which we operate.

      Argentina. We believe that our principal competitors in Argentina are the data transmission companies Telecom Internet S.A., which is controlled by Telecom Argentina S.A. and is being merged into Telecom Argentina, and Telefonica Data (formerly known as Advance Telecomunicaciones S.A.) which is controlled by Telefónica de Argentina S.A. Telecom Argentina and Telefónica de Argentina are the incumbents in northern and southern Argentina, respectively, although both are permitted to offer services nationally. Telecom Internet and Telefonica Data use the infrastructure of their incumbent owners to deliver services to their customers. We expect competition also to continue from other carriers such as Impsat S.A.

      Brazil. The strongest operators in Brazil’s telecommunications market are the incumbent carriers, which are companies remaining after the break up and privatization of Telebrás, the former state-owned monopoly. These incumbents include Embratel, the former long-distance arm of Telebrás, and three regional carriers — Telefónica (formerly Telesp), Brasil Telecom (formerly Tele Centro Sul) and Telemar (formerly Tele Norte Leste), each serving a different geographic area. Embratel is controlled by a consortium led by Worldcom. Brasil Telecom is controlled by a consortium led by Opportunity Group, a Brazilian investment and pension group. Embratel is the leader in Brazil in corporate communications and data solutions. In addition, three “mirror companies” created by the auction of mirror licenses following the Telebrás privatization provide local services over public switched networks in the same geographic areas served by the incumbent carriers. These are Vesper (which includes Vesper and Vesper São Paulo, mirrors to Telemar and Telefónica, respectively) and Global Village Telecom (mirror to Brasil Telecom). Intelig, a mirror company to Embratel, provides domestic and international long distance in Brazil. Emerging competitors in the Internet and data services markets include MetroRed, Impsat and Diveo. The competitive landscape in Brazil for the telecom market is expected to change significantly in the next several years in part as a result of the removal of territorial and service restrictions on incumbents provided that they meet previously defined service obligations by the end of 2005. In July of 2002, we obtained licenses from Anatel (Agencia Nacional de Telecomunicacoes), Brazil’s telecom regulatory agency, to provide local Switched Fixed Telephony Service (STFC) and domestic and international Multimedia Communications Services (SCM) which will allow us to provide facilities-based voice services. The SFTC license for local service includes the seven largest business centers in the country, which will allow the Company to expand its market by obtaining new customers and increasing services to existing accounts. The SCM and multimedia service licenses expand the Company’s portfolio in Brazil, eliminating the restrictions of limited service imposed by older regulations.

      Chile. Chile opened its fixed local and long distance markets to competition in 1994, and its communications market continues to be very competitive. There are more than nine fixed local service providers (although not all of them offer services nationwide) and more than fifteen carriers or operators in the long distance segment. Currently, five providers offer both local and long distance services. Four of them also offer data services; these are Telefónica Empresas, Entel, Teleductos S.A and Manquehue Net. We believe that in Chile our main competitors in the data transmissions market are Telefónica Empresas, Entel and Teleductos. In recent months Chilesat Empresas (formerly known as Télex Chile) has developed a very aggressive campaign in order to position itself in the Corporate Market. Chilesat has focused its business on the Corporate Market offering data transmission, Internet access, value added services (prepaid tickets) and long distance services. Chilesat changed its brand and corporate image after being acquired by the investment fund Southern Cross and GE Capital. In the fixed voice market, the strongest players are the former incumbents Telefónica CTC and Entel Chile.

      Colombia. Colombia’s communications market has historically been dominated by the incumbent long distance operator, Telecom (Empresa Nacional de Telecomunicaciones). There are several companies that provide value-added services to corporate customers with end to end fiber optic solutions for the seven largest cities in Colombia. The rest are serviced mainly through satellite and radio-based networks owned by third parties. In the metropolitan areas, specifically in Bogotá, there are a limited number of high-speed communication service providers. We believe that our main competitors in data and Internet services are Impsat, Telecom and Emtelco. Telecom owns approximately 2.2% of the equity interest of our subsidiary, AT&T Colombia S.A.

      Peru. Telefónica del Perú, a subsidiary of Telefónica de España, is the predominant operator in Peru’s communications market. Telefónica del Perú was formed by the merger in 1994 of the former incumbents, Compañía Peruana de Teléfonos and ENTEL. BellSouth, another carrier which focuses primarily on cellular and public pay phone services in Lima and other Peruvian cities, also provides limited frame relay services over its own small fiber optic loop. During 2002 Americatel has become a strong competitor, primarily in the long distance market, in particular in the call per call segment. The call per call system was implemented in Peru during 2002 and the competition between the carriers has focused on price. Our subsidiary, AT&T Peru, is second to Telefónica del Perú in market share for voice and data transmission services excluding wireless communications. AT&T Peru’s operations cover the fifteen most important provinces in the country, positioning it as one of the main competitors of Telefonica del Peru in national carrier services, mainly in the corporate segment. In addition, AT&T Peru offers long distance pre-selection services, both in Lima and in the provinces.

Employees

      As of December 31, 2002, we had a total of 1,063 employees.

      We ended 2002 with approximately 695 fewer employees than we had at the end of 2001 primarily as a result of headcount reductions that took place during the third and fourth quarters as part of our austerity plan. That austerity plan involved not only reductions in headcount but also significant reductions in other areas of our overhead such as advertising, real estate and travel expenses. We are continuing to conserve cash on hand by not servicing material indebtedness and by continuing to reduce operating expenses and capital expenditures. We believe that our future success, and the success of our restructuring efforts, depend in large part on our ability to retain highly skilled and qualified personnel. We believe that we offer prospective employees competitive compensation and benefits. We also are implementing a retention program under which retention payments will be payable following completion of key milestones in the restructuring process, subject to the continued employment of employees covered by the plan; however, there can be no assurance that the retention plan will be effective in retaining all employees covered by the plan. In addition to permanent employees, we also use the services of contract technicians for the installation and maintenance of our network and other contract employees for specific functions. As of March 1, 2003, there were 985 total employees excluding 27 at corporate headquarters.

Regional Vehicle Agreement with AT&T Corp.

      We entered into a “regional vehicle agreement” with AT&T Corp. at the time of the FirstCom merger. This section describes the material terms of the regional vehicle agreement and related provisions of our certificate of incorporation. Some of the terms of the regional vehicle agreement relate to our relationship with Concert, AT&T Corp.’s global joint venture with British Telecom. In October 2001, AT&T announced that Concert would be unwound and that transaction was completed in February 2002.

      If AT&T disengages from its equity interest in us, we believe that the regional vehicle agreement will be terminated.

Purpose.

      The parties defined the overall scope and nature of our operations in the regional vehicle agreement as well as in our certificate of incorporation.

Scope.

      The regional vehicle agreement and the certificate of incorporation define:

•	where we may operate;

•	what communications services we may provide and, in some cases, to whom those services may be provided; and

•	the conditions under which AT&T Corp. and its affiliates may compete with us.

Term.

      The regional vehicle agreement has an indefinite term and in general will terminate only by mutual agreement of AT&T Corp. and us. However, AT&T Corp. may terminate the regional vehicle agreement at any time after the termination of our service mark license agreement with AT&T Corp., which license agreement governs our use of the AT&T service mark and logo in our business. We have been informed by AT&T Corp. that it intends to terminate the regional vehicle agreement if the service mark license is terminated.

Our Region

      Our certificate of incorporation permits us to operate only in the countries in South America and the Caribbean, plus Panama but excluding Cuba. In addition, the regional vehicle agreement restricts us from operating in Venezuela.

Our Services

      Our certificate of incorporation limits our business generally to the provision of telecommunications services. Following is a description of the services that we are permitted to provide under the regional vehicle agreement, as well as limitations on our services:

      Permitted Services. We may provide the following services:

•	long distance;

•	1-800/toll-free;

•	local voice delivered through fixed lines;

•	Internet access;

•	e-commerce or electronic commerce;

•	fixed wireless for network connections;

•	video conferencing;

•	web hosting, which involves providing or managing equipment to operate an Internet web site;

•	voice over Internet Protocol, which involves the transmission of voice over an inter-networking standard that enables communication across the Internet regardless of the hardware or software used;

•	AT&T calling card services, and AT&T Direct® services, which allow callers to access AT&T networks from points throughout the world;

•	dedicated line services, which involve the leasing of network lines expressly for connecting two or more users. These dedicated lines establish a permanent circuit dedicated solely to the use of the particular customer;

•	switched digital services, which allow users to establish end-to-end digital connections over shared facilities on an as-needed basis, similar in concept to making a telephone call; and

•	virtual network services, which involve a connection of customer networks to an operator’s network to create an overall capability for voice and data services that acts functionally like a network owned or operated exclusively by that customer.

      We may also provide data services using the following protocols for transmitting data over a communications network:

•	packet X.25, an older protocol designed for transmitting data files in pieces or “packets” over analog communications networks that were originally designed for voice traffic;

•	frame relay, a newer protocol designed for transmission of data over digital networks in packets of varying length; and

•	ATM, or asynchronous transfer mode, an even newer protocol, designed for transmitting data in fixed-size packets or “cells” to enable networks to accommodate many different transmission systems and permit transmission of a mix of voice, data and video.

      Prohibited Services. The regional vehicle agreement limits our ability to provide some services. We may not provide:

•	mobile wireless/personal communications services;

•	cable telephone or cable services, which include telephone, data and video services, as well as Internet access, delivered through networks typically used to deliver cable television; or

•	cross-border transport services between two or more countries to international carriers and select services involving the arrangement, management and delivery of termination of international communications traffic.

      In addition, we may not provide solutions services, such as outsourcing professional services and systems integration. Outsourcing professional services include:

•	providing professional services relating to network architecture validation, implementation, operations and life cycle management, which include confirming that a network’s design works efficiently, installing and testing network equipment and managing the need for change to the network;

•	business process consulting and migration planning and implementation, which include planning to ensure that a customer’s network properly supports the customer’s objectives and planning for and implementing changes to that network; and

•	ownership and acquisition of assets from and on behalf of customers related to providing outsourcing professional services.

      Systems integration involves:

•	advising clients how best to use information technology to achieve their ends and to reengineer business processes to make organizations work more effectively;

•	specifying, designing or building integrated business systems for or on behalf of clients;

•	managing the change to those systems for or on behalf of clients;

•	supporting, maintaining, enhancing, operating or further developing those systems for or on behalf of clients, providing program or project management and integration of customer-defined individual customer solutions; and

•	providing other related services required or requested by clients in connection with the services listed above.

      Systems integration services do not include the underlying capability to provide services.

      Managed Network Services. Although we may not provide solutions services, we may provide managed network services to companies other than multinational corporations reserved for the Concert global venture between AT&T Corp. and British Telecom. Managed network services include providing:

•	services to a customer that consist solely of providing and maintaining the elements of a customer’s wide area communications network, which is a network connecting two or more customer sites, each of which may operate an internal local area network;

•	services to the extent relating to a customer’s wide area communications network, directly related planning, design, installation, maintenance and ongoing support functions; and

•	equipment on the customers’ premises at the interface between a wide area communications network and the remainder of the customer’s networking environment insofar as that equipment facilitates:

•	the maintenance of the customer’s wide area communication services;

•	the recording of performance data with respect to the customer’s wide area communications services;

•	the provisioning of new wide area communications services to the customer or changes in the parameters of these services; or

•	the integration of multiple wide area communications services, excluding in the case of the first two items listed in this paragraph any such service or equipment that materially extends services beyond the interface described above further into the customer’s non-wide area communications network.

      We do not believe that this restriction on our providing managed network services to multinational customers reserved for Concert will materially affect our ability to implement our growth strategy, especially in light of Concert’s dissolution.

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

      The limitations on competition and the obligations of AT&T Corp. relating to the acquisitions of competitors discussed below do not apply to Concert or companies related to the AT&T Global Network Services companies, AT&T Corp.’s Liberty Media group, now spun-off, or AT&T Corp.’s acquisition of MediaOne, now part of AT&T Broadband, or to any person in which any of those companies has an equity interest.

      In addition, restrictions relating to competition with us do not apply to:

•	services using assets owned or controlled by the AT&T Global Network Services companies; or

•	services provided by AT&T Corp. or its subsidiaries in connection with providing managed network services or outsourcing professional services.

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

      In 2002, AT&T Corp. informed us that it would deploy the South American portion of its global network through its existing AT&T Global Network Services companies. This deployment will enable AT&T Corp. to compete with us in providing international services to primarily MNC customers.

      Competitive Services. Except as described above, AT&T Corp. and its existing subsidiaries may not offer customers a number of services in our region unless they are obtained from us. These services include:

•	long distance;

•	1-800/toll-free;

•	local voice delivered through fixed lines;

•	Internet access;

•	dedicated line services, which involve the leasing of network lines expressly for connecting two or more users. These dedicated lines establish a permanent circuit dedicated solely to the use of the particular customer;

•	switched digital services, which allow users to establish end-to-end digital connections over shared facilities on an as-needed basis, similar in concept to making a telephone call; and

•	virtual network services, which involve a connection of customer networks to an operator’s network to create an overall capability for voice and data services that acts functionally like a network owned or operated exclusively by that customer.

      These services also include data services using the following protocols for transmitting data over a communications network:

•	packet X.25, an older protocol designed for transmitting data files in pieces or “packets” over analog communications networks that were originally designed for voice traffic;

•	frame relay, a newer protocol designed for transmission of data over digital in packets of varying length; and

•	ATM, or asynchronous transfer mode, an even newer protocol designed for transmission of data in fixed-size packets or “cells” that enable networks to accommodate many different transmission systems and permit transmission of a mix of voice, data and video.

      Regional Acquisitions. AT&T Corp. and its subsidiaries may acquire our competitors. However, except as described below, if that competitor earned more than half of its revenues in the previous fiscal year in our region of operations from the services described under the above heading “Competitive Services”, AT&T Corp. or its relevant subsidiary would be required either to:

•	cause that competitor to cease offering those services; or

•	offer to sell to us for cash at fair market value the portion of the competitor’s business that primarily relates to those services in our region of operations.

Service Mark License Agreement with AT&T Corp.

      AT&T Corp. has entered into a service mark license agreement with us that became effective when the FirstCom merger was completed.

      Service Mark License Agreement with AT&T Corp. Our service mark license agreement with AT&T Corp. provides for AT&T Corp. to license service marks, including “AT&T” and the AT&T with a fanciful globe design mark, to us for our use. We may also use the “AT&T” mark as part of our trade and corporate names so long as at least half of the licensed services meet service specifications provided by AT&T Corp. We may not use any mark other than a mark licensed by AT&T Corp. for the services described under the heading “Services” above without AT&T Corp.’s consent.

      During the term of the service mark license agreement, we are obligated to pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues, currently 3.25%. The fee is creditable against certain specified brand management and service marketing expenses we incur in our local operations. For the years ended December 31, 2002, 2001 and 2000, we expensed approximately $5.6 million, $6.1 million and $1.7 million, respectively, related to this service mark license agreement fee.

      The initial term of the license ends on August 28, 2005. The agreement will automatically renew for an additional five years if we are not in material default under or breach of the license agreement. AT&T Corp. may terminate the license prior to the end of its scheduled term in the event of non-payment by us, if AT&T Corp. no longer owns shares having voting control of our Company or if we misuse the marks or otherwise materially breach our obligations under the service mark license agreement and are not able to correct the breach in a timely fashion.

      If AT&T Corp. were no longer to hold a majority of the equity interest in the Company, we expect that the service mark license would be terminated or phased out over time.

Regulations and Licenses

      Argentina. The Argentine government’s liberalization of the telecommunications sector began in 1989 with the restructuring and privatization of ENTEL (Empresa Nacional de Telecomunicaciones), the state-owned monopoly telecommunications operator, into two regional telecommunications service providers. Two consortia purchased these regional incumbent providers: Telecom Argentina (Telecom Italia and France Telecom) which operates in the northern region of Argentina and Telefónica de Argentina (Telefónica de España and financial partners) which operates in the southern region of the country. The exclusivity in basic telephone services enjoyed by the incumbents ended in 1999 when two consortia led by Movicom (Compañía de Radio Comunicaciones Moviles, a BellSouth affiliate) and CTI (Compañía de Teléfonos del Interior, a GTE Mobile Communication International affiliate) respectively, were authorized to offer nationwide local and long distance services.

      The national data and valued added services were not included in the exclusivity granted to the incumbents. Consequently, any telecommunications provider could apply for licenses to provide such services. At least eight main companies, including Telefónica de Argentina and Telecom Argentina (through their affiliates), Keytech LD (now AT&T Argentina) and Impsat, initiated such operations using terrestrial and satellite-based access platforms.

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

      Under the new interconnection regime, AT&T Argentina was able to enter into interconnection agreements with the incumbents Telecom Argentina and Telefonica de Argentina and with other network operators including cellular providers. As a result of new economic regulations issued in early 2002, relating to the conversion of pricing of contracts denominated in US$ into local currency, AT&T Argentina negotiated with the other telecommunications companies in order to adjust the interconnection charges.

      At the end of 2001, the regulator issued a resolution which implemented the multi-carrier system (a system that allows end-users to select a long distance carrier of their choice on a call-by-call or contractual basis). This resolution faces significant opposition by most providers, including AT&T Argentina, due to mandatory obligations to provide services which restricts competition, and the short timetables designated for providing the services , as well as insufficient definition of, among other things, uncollectibles and billing. On February 4, 2003, the Secretariat of Communications issued Resolution No. 75 by which amended the prior rule and directed the providers of local telephony to have their systems ready by June 2003. AT&T Argentina is currently analyzing the terms and scope of the new resolution and its impact on its business plans.

      Brazil. Brazil’s telecommunications laws were significantly revised in September 1997 when the Brazilian Congress enacted the General Telecommunications Law and authorized the creation of ANATEL, the sector’s regulatory agency. In 1998, the Telebrás operating companies were privatized and its fixed-line communications business was divided into three incumbent local carriers, Telefónica (formerly Telesp), Brasil Telecom (formerly Tele Centro Sul), Telemar (formerly Tele Norte Leste), each of which serves a different geographic area, and Embratel, the long distance carrier.

      The Brazilian government then sought to create a regulated duopoly structure by selling at auction “mirror” licenses allowing one competitor to provide communications services over public switched networks in each of the three areas, and one competitor to provide long distance services (a public switched network is a network available to all users and not dedicated to a particular user). These “mirror companies” are Vesper (mirror in two regions, for Telefónica and Telemar), Global Village Telecom (mirror in one region, for Brasil Telecom) and Intelig (mirror for Embratel, in long distance services).

      Under the new regulatory framework, Brazil’s telecommunications services were classified as restricted services or collective interest services. Further, services are offered under either the public regime or the private regime. Services offered under the public regime are highly regulated and subject to universal service obligations. The former Telebrás companies operate under the public regime and its services are provided under a concession. Services offered under the private regime, while also regulated, are not subject to universal service requirements or price regulation. Instead of requiring a concession, as public services do, the private regime services require an authorization from ANATEL, the telecommunications regulatory agency. Value-added services are not subject to licenses in Brazil; therefore AT&T do Brasil is able to conduct value-added services with no restrictions.

      As currently defined, collective interest services are those that must be provided by the service provider to any interested party, under non-discriminatory conditions. A restricted interest service is intended for the sole use of the service provider or of certain user groups selected by the service provider. Collective interest service providers have the right to use network infrastructure that is either owned or controlled by other collective interest service providers. Collective service providers are required to interconnect with other collective service providers. The rules and regulations applicable to this relationship are defined in the General Interconnection Rules and provide for non-discriminatory access and technical transparency. Under the Telecommunications Services Regulations, the interconnection between restricted interest service providers and other restricted or collective interest service providers (such as the public fixed network, among others) is not allowed. It is expected that ANATEL will issue further regulations regarding the interconnection between holders of specialized limited licenses (“SLE”) or multimedia communication service licenses (“SCM”), and other licensees as well as numbering plan and interconnection charges.

      In 2001 ANATEL finalized the rules for new services – “SCM Serviço de Comunicação Multimídia.” The SCM license replaced the SLE license. The primary differences between SLE and SCM licenses are:

•	SCM licensees will be able to provide data transmission, video and voice services to corporate customers and natural persons (SLE licensees are limited to corporate customers);

•	SCM licenses clearly define numbering plans and interconnection fees;

•	SCM licensees may connect directly to customers, regardless of whether the customers are part of the same group of common interest; and

•	SCM licensees may provide videoconference and other video services.

      AT&T do Brasil has replaced its SLE license with a SCM license. This SCM license allows AT&T do Brasil to develop a nation-wide telecommunications network through its own infrastructure or leased lines and to offer fixed point-to-point and point-to-multipoint services as well as private network services to a company or group of legal (i.e., corporate voice, data and video communications services). This license is international and national in scope and is for an indeterminate period of time. As with SLE licensees, however, SCM licensees may not provide phone calls simultaneously originated and terminated in a public switched telephone network, or PSTN.

      In February of 2002 ANATEL provided rules for new telephony licenses, local and long distance, which are expected to increase competition in telephony. Local telephony licenses are not subject to built out commitments. Long distance national and international telephony licenses include expansion obligations, including minimum numbers of local telephony lines based on the population of the applicable city. AT&T do Brasil obtained the following licenses: i) for telephony services in 5 cities (Rio de Janeiro, Belo Horizonte, Curitiba, Porto Alegre and Brasília) in September 3rd 2002, ii) for local services in Region III (São Paulo State) in December, 10th 2002, and iii) for national and international long distance services in Region III (São Paulo State) and numbering regions of Rio de Janeiro, Belo Horizonte, Curitiba, Porto Alegre and Brasília in December, 10th 2002.

      During 2001, AT&T do Brasil entered into interconnection agreements with Vesper São Paulo (Class III — voice), CTBC Telecom, Telemar and GVT (class V — data). AT&T do Brasil has executed several contracts for the use of third parties’ infrastructure, including contracts with Atrium, Brasil Telecom, Canbrás, COPEL, CRT, CTBC, Diveo, Eletronet, Eletropaulo, Embratel, Engeredes, Global Crossing, GVT, Infovias, Light Telecom, NQT, Pegasus, Telefónica, Telemar and Vésper.

      During 2002 AT&T do Brasil entered into interconnection agreements with GVT and TCO and won two injunctions before ANATEL to interconnect its networks with the local incumbents (Telefonica, Brasil Telecom and Telemar). AT&T do Brasil is currently negotiating interconnection agreements with the following companies: Intelig, Vesper, BCP, Telesp Celular, Telefônica Celular, Embratel.

      Chile. Chile’s telecommunications industry is regulated by the Undersecretariat of Telecommunications (SUBTEL), a unit of the Ministry of Transportation and Telecommunications (MTT). Chile began liberalizing the industry in the early 1980s. The General Telecommunications Law No. 18.168, enacted in 1982, established policies to introduce competition and eliminate restrictions on foreign investment. Telefónica CTC, currently the incumbent telecommunications operator, and ENTEL Chile, the incumbent international long distance operator, were privatized in the late 1980s. By 1990 the government had relinquished its controlling stake in all state-owned telecommunications companies.

      In 1994, Chile introduced a multi-carrier system that initiated open competition in the long distance and wireless markets. New rules related to this carrier-selection mechanism also required that local telephone companies create a separate legal corporate entity in order to enter the long distance market.

      The MTT also approved a tariff decree for Telefónica CTC’s local service that became effective in May 1999 and will last until 2004. Given Telefónica CTC’s dominance in local telephony, the tariff decree prevents predatory pricing. Tariffs for non-dominant carriers in local telephony are completely unregulated. In addition, the decree set interconnection rates for the same period of time. Interconnection rates are cost-based and calculated using a Long Run Incremental Cost (LRIC) model. However, in 2001 Telefónica CTC filed a petition to overturn this decree based on the increased number of competitors entering the local market, including mobile providers, claiming there is enough competition to warrant less regulation. This petition was rejected by the judiciary and administrative authorities and Telefonica filed a claim against the government for damages. In December 2002, Telefónica CTC Chile filed another petition before the antitrust commission to overturn the decree.

      SUBTEL classifies licenses and authorizations according to the type of service. AT&T Chile (which refers to several of our subsidiaries in Chile) holds licenses for local, domestic long distance and international long distance service, a license to install and operate a fiber optic network, and authorizations for data and voice transmission services and value added services over private line networks. Our subsidiary AT&T Chile Long Distance entered into interconnection agreements with Manquehue Telefónica, Telefónica del Sur, Telesat, CMET, Entel Phone, Telefónica CTC Chile, Compañía Telefónica Rural, VTR Telefónica, Compañía de Telecomunicaciones de Coyhaique, Chilesat and Entel Chile and our subsidiary AT&T Chile Networks S.A entered into interconnection agreements with Telefónica CTC Chile and CMET. The contracts with Entel Chile and Chilesat allow AT&T Chile Long Distance and AT&T Chile Networks S.A. to transport domestic long distance traffic nationwide.

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

      The Ministry of Communications regulates the assignment of spectrum frequencies and the infrastructure. The Commission for the Regulation of Telecommunications, or CRT, performs most regulatory duties. The Superintendence of Public Services is considered an enforcement agency.

      In Colombia, licenses and authorizations are classified and granted depending of the type of service. Our subsidiary AT&T Colombia holds nationwide value added service and carrier licenses as well as a license to use LMDS fixed wireless technology in the cities of Medellín and Bucaramanga. AT&T Colombia can offer data and voice transmission services and value-added services through virtual private networks. Voice service is permitted only for “closed user” groups.

      In July of 2001, Congress approved Law 671, which will open Colombia’s telecommunications market for international carrier services to competition. The Ministry of Communications has been in charge of determining the specifics conditions to apply for this license. AT&T Colombia has been evaluating the possibility of applying for the license, which would allow it to transport, but not terminate, international traffic to Colombia.

      By Resolution 469 of 2002, the CRT issued an enhanced Interconnection Rule. Interconnection among certain networks is mandatory in Colombia. The current interconnection regime establishes a series of obligations for operators and certain interconnection rates. AT&T Colombia has not entered into interconnection agreements, but has executed carrier agreements with, among others, Telecom (national connection), Teleglobe (Internet connection), ISA (national connection), IMPSAT (local and national connection), ETB (national connection), INTERNEXA (national connection), Ductel (local connection in the city of Cartagena) and Emtelco (local connection services in ten cities).

      The Colombian Ministry of Communications is currently promoting a new Telecommunications Framework Act. This bill, and other related laws, aims at comprehensively addressing the telecommunications sector, including sensitive issues such as dominant position in the market, rules of competition, convergence of services and networks under a single global license, and new technologies. The final draft of this bill will be presented to Congress during March 2003.

      Peru. The Peruvian Telecommunications Act, approved by supreme decree No. 013-93-TCC (1993), provides the general framework for the provision and regulation of telecommunications services in Peru. The provision of telecommunications services is regulated and overseen by the Ministry of Transportation, Communications, Housing and Construction and by OSIPTEL, the regulatory agency in charge of the supervision of private investment in the telecommunications sector. The Telecommunications Act, the General Regulations (approved by supreme decree 06-94-TCC), the General Policy Guidelines for Market Liberalization (approved by Supreme Decree 020-98-MTC), the decrees issued by the Ministry and the regulations and decisions made by OSIPTEL, constitute the legal and regulatory framework for the provision of telecommunications services in Peru.

      In May 1994, the Peruvian government granted concessions to provide basic local and long distance telecommunications services to Compañia Peruana de Teléfonos S.A. (CPT S.A.) and Empresa Nacional de Telecomunicaciones del Perú S.A. (ENTEL PERU S.A.), the former local fixed telephony and long distance telephone service incumbents, under a limited competition regime for a five-year period. After the privatization process, that same year, Telefónica del Perú was formed by the merger of CPT S.A. and ENTEL PERU S.A. Under the limited competition regime, Telefónica del Perú S.A. enjoyed an exclusivity period in the provision of local fixed telephony and long distance carrier services. Other services such as local carrier services, mobile services and value added services were open to competition.

      The Peruvian telecommunications market was fully liberalized in 1998, one year before the expiration of the limited competition environment. This deregulation was the result of the agreement between the Peruvian government and Telefónica to modify its concession agreement and Supreme Decree No. 020-98-MTC. Prior to the deregulation, AT&T Peru was able to provide value-added services, including internet access. Under the new competitive landscape, AT&T Peru was also authorized to provide local telephony and local as well as domestic and international long distance carrier services.

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

      AT&T Peru has entered into the following interconnection agreements: (i) for interconnection of long distance carrier services provided by AT&T Peru with fixed local telephony services provided by Telefónica del Perú (OSIPTEL Interconnection Resolution No. 001-99), (ii) for interconnection of long distance carrier services provided by AT&T Peru with mobile services provided by Telefónica Moviles SAC, using transit services from Telefónica del Perú (OSIPTEL Interconnection Resolution No. 007-2000), and (iii) for interconnection of fixed local telephony services provided by AT&T Peru with fixed and mobile services provided by Telefónica del Perú and Telefónica Moviles SAC (OSIPTEL Interconnection Resolution No. 006-2000).

      AT&T Peru S.A. also has entered into interconnection agreements with the following operators: (i) with Bell South Mobile for all services through direct interconnection links (agreement signed in late March; submitted for OSIPTEL’s review and approval), (ii) with Bell South, for interconnection of fixed local telephony provided by AT&T Peru and mobile services provided by BellSouth Mobile, using transit services of Telefónica del Perú, (iii) with Teleandina (interconnection contract executed September 1, 2000, submitted for OSIPTEL’S review and approval), (iv) with TIM S.A.C. (Telecom Italia Mobile) for PSC services (Interconnection 002-2001 dated January 11, 2001), (v) with Nextel del Peru for fixed local telephony provided by AT&T Peru and mobile services provided by Nextel del Peru using transit services of Telefónica del Peru (Interconnection Resolution No. 001-2001 dated January 8, 2001) and (vi) with Nextel for all services through direct interconnection links (agreement signed in late March; submitted for OSIPTEL’s review and approval).

      In addition, during 2002, AT&T Peru S.A. has entered into interconnection agreements with other operators such as: (i) IDT (Long Distance with Long Distance, approved by Resolution N 362-2002), (ii) Compañia Telefónica Andina (Fixed and Long distance with fixed and long distance, approved by Resolution N 353-20020, (iii) Nortek (Long Distance with Fixed, using transit traffic of Telefónica del Perú), (iv) Telefónica del Perú (Agreement for use of toll free service 0-800, approved by Resolution N 224-2002), (v) IDT (Fixed with long distance, approved by Resolution N 149-2002), (vi) Bellsouth (Fixed and long distance with mobile services, approved by Resolution N 142-20020, (vii) TIM (complementary interconnection agreement for use the transit traffic of Telefonica del Peru, approved by Resolution N 099-2002), (viii) CONVERGIA (using the local transit of Telefónica del Peru and also between the long distance network of CONVERGIA and the local fixed telephony of AT&T Peru, approved by Resolution No. 436-GG/ OSIPTEL on September 11, 2002), and (ix) Americatel (for long distance networks; this agreement is currently pending OSIPTEL approval).

      In addition, in March 2003, AT&T Peru obtained a registration as a reseller of the following services: local fixed telephony, national and international long distance, mobile services, PCS, trunking, fixed services and public telephony, local carrier, long distance carrier and value-added for packet-switched data.

Executive Officers of AT&T Latin America

Name	Age	Position

Patricio E. Northland	47	Chairman of the Board, President and Chief Executive Officer
Lawrence E. Young	41	Executive Vice President and Chief Financial Officer
Marco A. Northland	44	Executive Vice President — Business Services
Thomas C. Canfield	47	General Counsel and Secretary
Jose Bravo	41	General Manager — AT&T Argentina
Joao A. Elek	40	General Manager — AT&T do Brasil
Carlos Fernández C	45	General Manager — AT&T Chile
Sergio Uribe	51	General Manager — AT&T Colombia
José Gandullia C	58	General Manager — AT&T Peru

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

      Lawrence E. Young has been Executive Vice President and Chief Financial Officer of AT&T Latin America Corp. since December 2002. Mr. Young has over 15 years of experience in crisis management and business reorganization. Mr. Young has been a Senior Associate at AlixPartners, LLC since July 1999 where he has worked extensively on financial restructurings, most recently as the Chief Restructuring Officer and Chief Financial Officer of Sunterra Corporation, a publicly held company with assets over $1.0 billion. Prior to joining AlixPartners, LLC, Mr. Young was a Principal at Carpediem Capital, Inc. from 1997 to 1999 were he managed several acquisition opportunities and served as the principal financial advisor to companies seeking acquisition candidates. Mr. Young also has been a Senior Manager at Deloitte & Touche Consulting where he specialized in turnarounds of financially troubled companies. Mr. Young is a Certified Reorganization Accountant.

      Marco A. Northland has held several management functions, his most recent as Executive Vice President of Business Services since the FirstCom merger. Prior to the FirstCom merger, since June 1999 he was Vice President of Product Marketing and Business Development of FirstCom. He previously was Vice President of Internet Services and Business Development and acting Chief Executive Officer of FirstCom’s Colombian operations. In 1997 Mr. Northland founded @Phone, S.A., a start up telecommunications/ Internet company based in Lima, Peru. Prior to founding @Phone Mr. Northland, co-founder of AmericaTel, was its Vice President of Marketing, Sales and Business Development from 1991. Mr. Northland has also held executive positions with Panamsat and Hughes Network Systems. Mr. Marco A. Northland is the brother of Mr. Patricio E. Northland.

      Thomas C. Canfield has been our General Counsel and Secretary since the FirstCom merger. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was counsel in the New York office of Debevoise & Plimpton where for nine years he practiced in the area of international business transactions.

      Jose Bravo has been General Manager of AT&T Argentina since January 15, 2003. Prior to joining AT&T Argentina, Mr. Bravo worked for CTI, a cellular carrier with nationwide coverage in Argentina from 1994 to 2002, where Mr. Bravo held a number of positions including Director of Strategy and Regulatory Affairs, Director of Marketing, Director of New Businesses and Director of Sales. Prior to CTI, Mr. Bravo was Commercial Director of Telintar, an international telecommunications carrier jointly owned by Telefónica de Argentina and Telecom Argentina from 1991 to 1994.

      Joao A. Elek has been General Manager of AT&T do Brasil since November 2002. Prior to his position as General Manager, Mr. Elek was Chief Financial Officer of AT&T do Brasil beginning in May 2000. During 2001, Mr. Elek also served as acting Chief Financial Officer of AT&T Latin America Corp. before moving into a regional financial planning role for the Company. Before that, Mr. Elek was the CFO for the Consumer business of Citibank in Brazil where he worked for 20 years in various Finance, Controllership, Compliance, Corporate Finance and Treasury positions.

      Carlos Fernández C. has been General Manager of AT&T Chile since the FirstCom merger other than during the period between October 2002 and February 2003 when he assumed the responsibilities of Regional Vice President of the proposed regional service center. Prior to the merger, he was Chief Executive Officer of FirstCom Chile S.A. since March 1998. Prior to joining FirstCom Mr. Fernández had over seventeen years of experience as an international communications executive with IBM Chile. From 1981 to 1997 Mr. Fernández held various positions including director of IBM Chile, Corporate and Business Affairs Manager and Commercial Manager.

      Sergio Uribe has been General Manager of AT&T Colombia since April 2002. Prior to joining AT&T Latin America, between 1998 and 2001, Mr. Uribe was President of AV Villas, a mortgage bank which is the seventh largest financial institution in Colombia. From 1996 to 1998 Mr. Uribe was President of Corporacion Financiera Colombiana, a merchant and investment bank. Mr. Uribe has over 25 years of management experience in which he has been President of Cemento Samper, Director of Corredores Asociados and Vice-President of Banco del Estado. Since 1987 he has been a member of the Board of Directors of Banco de Bogota.

      José Gandullia C. has been General Manager of AT&T Peru since the FirstCom merger. Prior to the merger, he was Chief Executive Officer of FirstCom Peru since April 1999 and was Chief Financial Officer from October 1998 to April 1999. Prior to joining FirstCom, Mr. Gandullia served as General Manager of Los Portales Consorcio Hotelero, S.A. From 1991 to 1997 he served as Executive Director of Kong Corporate Group in Guatemala. Mr. Gandullia has 20 years of experience in international communications, having held management positions in the United States, Venezuela, Mexico, Peru and Central America.

ITEM 2.	Properties

      Our principal physical properties are our high-speed communications networks, which include switching equipment, transmission equipment and fiber-optic cable. See the description of our network contained under heading “Networks” on pages 11–13 and Note 2 to the consolidated financial statements.

      We lease our office space and most of our network equipment locations. We also own a number of small properties where we locate equipment. Our corporate leased facilities include approximately 19,000 square feet of office space. We believe that suitable alternative locations are available in all areas where we currently conduct business. Our corporate headquarters are currently located at 2020 K. Street, N.W., Washington D.C.

ITEM 3.	Legal Proceedings

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

      We expect that AT&T Corp. will defend this lawsuit vigorously, and we anticipate that each of our directors, to the extent they are not dismissed from this action, will similarly launch a vigorous defense. While we are unable to predict the outcome of this case, we do not believe it will have a material impact on our financial condition, results of operation, or cash flows.

      In June 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In November 2002, Siemens initiated a second, similar action covering approximately $4.0 million original face amount of notes. We received an adverse judgment in the first proceeding in October 2002 and in the second proceeding in January 2003. We have appealed the first action, and intend to file an appeal in the second action if the judgment is entered. We also have $3.7 million in additional notes to Siemens that are due in March 2003. We are currently in discussions with this creditor to resolve and reschedule these obligations. In June 2002 we also received a complaint in New York Supreme Court from IIG Capital, an investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. We are in the process of defending this action.

      In November 2002 Banco Itaú S.A. initiated a legal proceeding in Brazil against our subsidiary, AT&T do Brasil, concerning a loan in the amount of approximately $12.0 million. Banco Itaú S.A. has attempted to accelerate payment of all amounts outstanding under the loan of which approximately $2.2 million at December 31, 2002 was past due. In January 2003 AT&T do Brasil filed a pre-executory exception in this collection action which exception was reversed in March 2003. Also, at the request of Banco Itaú S.A, in the same decision the court decided: (i) to grant to Banco Itaú S.A. rights over certain forward contracts totalling approximately $9.4 million (as of March 14, 2003) in favor of the Company, which are payable in April 2003; and (ii) to create a pledge on certain bank accounts of AT&T do Brasil indicated by Banco Itaú S.A. However, on March 24, 2003, AT&T do Brasil obtained a suspension on the pledge order in an interlocutory appeal.

      On November 17, 2002, HSBC initiated a legal proceeding in Brazil against AT&T do Brasil asserting a claim for attachment of assets and rights on a $8.4 million loan. On December 13, 2002, AT&T do Brasil filed a Provisional Remedy to suspend the effects of a cross default and acceleration clause contained in two loan agreements entered into with HSBC. The injunction was granted on December 16, 2002 and the ability of HSBC to accelerate the loan agreements was suspended. On December 27, 2002, HSBC contested the injunction but the court confirmed its decision.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

AT&T Latin America Corp. Class A Common Stock

      Market Information. Our Class A common stock is traded on the OTC Bulletin Board under the symbol ATTL.OB, where it has traded since January 17, 2003 following its delisting from the Nasdaq Small Cap Market. During 2002 our Class A common stock was listed on the Nasdaq National Market (and Nasdaq Small Cap Market) under the symbol “ATTL.” Our Class B common stock is not publicly listed or traded.

      The following table sets forth, for the quarters indicated, the high and low trading prices of our Class A common stock as reported by the Nasdaq National Market (or Nasdaq Small Cap Market as applicable).

	Fiscal Year Ended December 31,

	2002		2001

	High	Low	High	Low

First quarter	$2.37	$0.60	$6.188	$2.438
Second quarter	$1.92	$0.50	$5.000	$2.406
Third quarter	$0.93	$0.49	$4.910	$1.501
Fourth quarter	$0.74	$0.14	$3.000	$1.050

      Holders. As of March 20, 2003, there were approximately 12,237 beneficial owners of the 45,544,017 shares of our Class A common stock outstanding. AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing 95.2% of the voting power and 68.3% of the economic interests of our common stock as of March 20, 2003.

      Dividends. We have not declared cash dividends to holders of shares of Class A or Class B common stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future, but instead intend to retain future earnings, if any, for reinvestment in our business.

      Any future determination as to the payment of cash dividends to Class A and Class B common stockholders will be made at the discretion of our board of directors and will be dependent upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant. We are prohibited from paying dividends under the Common Agreement governing our senior secured vendor financing while this vendor financing is outstanding. In addition, the certificate of designation for our Series B preferred stock, all of which is owned by Global Card Holdings, a wholly-owned subsidiary of AT&T Corp., prohibits us from paying dividends on any common stock so long as shares of Series B preferred stock are outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	Selected Financial Data

      The following tables set forth selected summary consolidated financial data for the years ended December 31, 2002, 2001 and 2000 and for the period from October 13, 1999 (Inception) through December 31, 1999 and has been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and our previously filed Annual Reports on Form 10-K. Refer to the financial information included in this Annual Report on Form 10-K, our financial statements and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

AT&T Latin America Corp.

				For the period
				From
				October 13,
				1999
				(inception)
	Year Ended December 31,			Through
				December 31,
	2002	2001	2000	1999

	(In thousands, except per share data)
Revenue:
Data-Internet services	$103,354	$88,118	$41,368	$802
Voice services	62,239	62,792	10,867	—

Total revenue	165,593	150,910	52,235	802
Cost of revenue	103,611	120,112	54,070	865
Selling, general and administrative expenses	119,319	135,672	67,695	2,164
Depreciation and amortization	113,760	104,053	43,795	1,707
Impairment loss on goodwill	448,469	—	—	—

Loss from operations	(619,566)	(208,927)	(113,325)	(3,934)
Interest expense	139,878	82,283	14,797	—
Interest income	1,266	1,123	3,037	—
Other (expense) income, net	(70,152)	(20,514)	(7,744)	(190)

Loss before provision for income taxes, minority interest income, extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(828,330)	(310,601)	(132,829)	(4,124)
Provision for income taxes	2,111	—	—	—
Minority interest income	195	628	497	—

Loss before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(830,246)	(309,973)	(132,332)	(4,124)
Extraordinary loss on debt restructuring	(4,479)	—	—	—
Cumulative effect of change in accounting principle	(267,785)	—	—	—

Net loss	$(1,102,510)	$(309,973)	$(132,332)	$(4,124)

Basic and diluted loss per common share before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	$(7.00)	$(2.66)	$(1.43)	$(0.05)
Extraordinary loss per common share on debt restructuring	(0.04)	—	—	—
Cumulative effect of change in accounting principle loss Per common share	(2.26)	—	—	—

Basic and diluted loss per common share	$(9.30)	$(2.66)	$(1.43)	$(0.05)

Weighted average common shares outstanding	118,623	116,484	92,757	80,000

	December 31,

	2002	2001	2000	1999

BALANCE SHEET DATA:
Cash and cash equivalents	$33,481	$28,186	$14,905	$51,301
Property and equipment, net	365,422	493,568	339,470	68,269
Goodwill	—	759,067	831,527	261,345
Other intangibles, net	14,445	24,130	31,107	—
Total assets	534,455	1,445,311	1,298,248	384,428
Long-term debt, including current maturities of Debt	892,789	662,142	209,954	2,114
Mandatorily Redeemable 15% Series B
Preferred Stock	248,734	215,232	186,205	—
Shareholders’ (deficit) equity	(713,527)	398,087	778,687	373,794

				For the period
				from
				October 13,
				1999
				(Inception)
	For the Year Ended December 31,			through
				December 31,
	2002	2001	2000	1999

OTHER FINANCIAL DATA:
EBITDA (1)	$(46,946)	$(104,874)	$(69,530)	$(2,227)
CAPEX (2)	$38,385	$245,777	$193,523	$6,422
Cash Flows Data:
Net cash flows (used in) provided by operating activities	$(86,134)	$(168,003)	$(49,983)	$17
Net cash flows used in investing activities	$(38,501)	$(153,487)	$(128,076)	$(353,787)
Net cash flows provided by financing activities	$132,303	$335,525	$168,741	$377,980

(1)	We calculate EBITDA as loss from operations plus depreciation and amortization plus impairment loss on goodwill plus allowance for stockholder loan. Management believes EBITDA is meaningful to investors because they provide analyses of operating results using the same measures used by our chief operating decision makers. Our calculations of EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.

(2)	Includes property and equipment acquired through vendor financing arrangements of approximately $107.9 million during the year ended December 31, 2001. We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of deletions, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies. Management believes that CAPEX is a meaningful measure used by our chief operating decision makers to measure our countries operational performance.

Summary of Selected Operating Information

      The following table sets forth selected unaudited operating statistics by country as of December 31, 2002 (as well as a comparison to 2001 totals).

						AT&T	AT&T
						Latin	Latin
						America	America	%
						Totals	Totals	Annual
	Argentina	Brazil	Chile	Colombia	Peru	2002	2001	Change

Network route kilometers
Metropolitan	276	972	919	1,800	1,947	5,914	5,324	11.1%
Domestic (Long-haul)	916	—	—	1,225	—	2,141	2,141	0.0%

Total	1,192	972	919	3,025	1,947	8,055	7,465	7.9%
Total fiber kilometers	48,277	69,780	22,551	61,071	39,612	241,291	219,941	9.7%
Number of buildings connected	498	1,049	1,012	2,333	2,594	7,486	6,423	16.5%
Ports in service	537	11,495	2,398	4,006	2,215	20,651	19,136	7.9%
Permanent virtual circuits active	509	7,435	2,027	4,227	2,092	16,290	14,571	11.8%
Number of dedicated data and Internet customers	482	1,229	1,647	771	992	5,121	4,871	5.1%
Number of employees	156	256	211	141	260	1,024 *	1,700 *	(39.7)%

*	Excludes 39 employees at corporate headquarters as of December 31, 2002, and 58 employees at corporate headquarters as of December 31, 2001. As of March 1, 2003, there were 985 total employees excluding 27 at corporate headquarters.

      Network route kilometers. Network route kilometers are the total number of kilometers of fiber-optic cable installed in our network. Network route kilometers include cable laid as a backbone for the network, cable from the backbone to a building and cable within a building to reach our customers’ hardware at its premises. A measurement in route kilometers does not take into account the number of strands of fiber in the various fiber optic cables that make up our network or the type of installation (e.g., underground or aerial).

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

      Ports in service. A port in service represents a physical point of interconnection between a customer’s network and our network, regardless of the ownership of the customer access circuit and the type of service provided using the customer port. Typically, this interconnection is provided via a router or other network-terminating device connecting to a customer’s local area network and/or private branch exchange.

      Number of permanent virtual circuits (PVCs) active. A permanent virtual circuit represents a data connection, typically between two locations such as a customer’s headquarters and an off-site branch or other entity. We connect our customers to their networks by deploying a port connection within, or near, the customer’s premises. Each port can accommodate several permanent virtual circuits. As a customer increases its usage of services, the customer will obtain additional available transmission capacity on the same installed port. The number of PVCs active represents the number of permanent virtual circuits that have been installed and are provided directly or indirectly by us to a customer pursuant to an executed service contract in full force and effect, which connects two extremes where customer traffic originates and/or terminates. The demarcation of the circuit excludes customer premise equipment.

      Number of dedicated data and Internet customers. The number of dedicated data-Internet customers represents legal entities identified by a unique tax-identification number with which we have an effective contract with us for the provision of data and/or Internet services.

      Employees. The number of employees excludes third-party contractor employees and agents.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors described under the heading “Forward-Looking Statements” as well as other factors described in this Annual Report on Form 10-K.

Critical Accounting Policies

      Our critical accounting policies are those that we believe require significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Network Accounting

      Our networks represent 68.3% and 34.1% as of December 31, 2002 and 2001, respectively, of our total assets. We use several critical accounting policies dealing with our network accounting. First, we compute our network’s depreciation expense, which requires us to estimate the average useful lives of each of our network components, as well as their salvage values. Secondly, we account for network improvement costs including salary of employees dedicated to the network construction and improvement by capitalizing those costs which we believe will add value to our networks and depreciate those improvements over their estimated useful lives. Finally, we recognize the resulting gain or loss on dispositions of our network components in operations.

      We determine the average useful lives of our network based primarily on our estimates of the average useful lives of the networks’ major components, such as transmission and switching equipment, operating systems, cables and underground construction. In addition, we consider, among other things, the impact of anticipated technological changes.

      Given the complex nature of our networks, all the accounting estimates described above require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically segregate our networks into various components; therefore, our overall estimates of the relative costs of these components are based principally on general and technical information known about major network components lives and our knowledge of the telecom industry. In addition, we do not identify or track the depreciation of specific components, but instead utilize estimates when determining the net cost basis of assets being replaced or refurbished. If materially different conditions existed, or if we materially changed our assumptions of network lives and salvage values, our depreciation expense, gain or loss on replacement or refurbishment of network assets and net book value of our networks could be materially different. In addition, if we change our assumptions in making our determination as to whether improvements to our networks add value, the amounts we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense, as fewer costs would have been initially capitalized to our networks. Finally, if we ceased to operate as a going concern or underwent a material change in our operations, the realizable value of our network assets could differ significantly from the net book value set out in our financial statements.

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

Goodwill Impairment

      Our review of our long-lived assets, principally goodwill and other intangibles, requires us to initially estimate the undiscounted future cash flow of our business segments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows and discount rates and reflecting varying degrees of perceived risk. During 2002 after applying the foregoing procedure, we concluded that an impairment existed. Accordingly, we recognized an impairment charge of $716.3 million, reducing goodwill to zero.

      The determination of fair value includes numerous uncertainties. Significant judgments are made concerning future revenue, operating, selling, general and administrative costs per business segment. In addition, third party appraisers are sometimes used to determine fair values and some of their valuation methodologies are also subject to similar types of uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill has been impaired; however, a material change in the assumptions used in our determination of fair values or a material change in the conditions or circumstances influencing fair value, may require us to recognize a different impairment charge.

Contingencies — Litigation

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

Revenue

      We recognize data-internet services revenue when the services are provided in accordance with contract terms. We recognize long distance and local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. This includes amounts collected in advance for sales of prepaid calling cards. We recognize other products revenue when the products are delivered and accepted by customers.

Derivatives

      In the past we have entered into derivative contracts from time to time to mitigate market risk from changes in foreign currency exchange rates. Generally, fair value calculations of derivative contracts such as foreign exchange forwards require judgment and are valued based on market interest rates and foreign exchange rates.

Overview

      We provide communications services under the “AT&T” brand to major metropolitan business centers in Argentina, Brazil, Chile, Colombia and Peru. Our local, domestic and international communications services include, among others, data-Internet, local and long distance voice, web hosting and managed services. We focus primarily on business customers with growing and diverse communications needs. These customers include multinational corporations, financial services companies, media and content providers, technology companies, government entities, Internet service providers and communications carriers, as well as small and medium size businesses. We deliver our services mainly through our own technologically advanced networks, which interconnect with other providers’ networks. In addition, we use our installed network infrastructure to offer services to carriers, including inbound domestic and regional voice termination services and connectivity services. We also serve in the mass market through various distribution channels, offering domestic and international long distance, calling and prepaid cards and dial-up Internet services. These opportunities remain attractive because they provide additional revenues and margin as well as utilization of our existing network capacity.

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

      Basis of Presentation. Our consolidated financial statements reflect operations for the years ended December 31, 2002, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our anticipated liquidity needs as described below in “Recent Events.” There is no assurance that we will be able to address our liquidity needs through the measures described below on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

Recent Events — Restructuring Activities

      From our inception in 1999 until late 2002, we supported our growth plan through a combination of financing facilities from our parent company, AT&T Corp., senior secured financing from our strategic equipment vendors and other financing facilities obtained from suppliers and from local sources in the countries in which we operate. Our business plan during that period was dependent on the availability of such financing to finance growth until we were able to reach a positive cash flow.

      In October 2002, we announced that, due to a combination of factors, including the unavailability of certain expected financing sources, the likely acceleration of certain debt service obligations and continued weak economic conditions in the Latin American region, particularly in Brazil and Argentina, we would incur a funding gap under our then-existing business plan. Also in late 2002, we did not attain certain covenant targets for minimum revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, specified in our secured financing facility, and we were informed by our secured lenders that we would not have access to undrawn amounts under that facility. We also were informed that we could no longer draw upon unused portions of our local financing facilities.

      Based upon these developments, in November 2002 we commenced a comprehensive business and financial restructuring and retained an affiliate of AlixPartners LLC, a recognized adviser in turnaround situations, to assist us in the restructuring process. Although the outcome of our restructuring process is uncertain, we believe it is unlikely that any outcome, whether pursuant to a court-supervised or as a result of an out-of-court restructuring or sale of our business, will result in any value being attributed to or consideration payable for our common stock.

      Our restructuring efforts are focused on positioning AT&T Latin America for longer-term, profitable growth with conservative expectations regarding access to capital and external funding. Specifically, we are positioning the Company to be cash flow self-sufficient on an operating basis. We believe that reaching and sustaining positive cash flow is essential to restructuring our debt successfully and funding our future operations, including potential future growth in our operations and revenues.

      At the core of our restructuring efforts is an evolution in our business focus:

•	From revenue growth as a primary driver, to profit and cash maximization;

•	From new customer growth, to new customers that meet minimum cash payback and profit criteria;

•	From continued build-out of our network infrastructure, to maximizing the potential of our existing network by selling to customers that are already on our network or proximate to our network facilities; and

•	From an overhead cost structure oriented to a high revenue-growth business model, to a significantly reduced structure more in line with a focus on cash preservation and cash flow.

      We expect continued tight capital markets and limited access to funding. In that environment, we believe our change in focus will allow us to continue to exploit our key competitive strengths and existing investments to maximize returns from our network.

      Strategically, our restructuring efforts have centered on five key elements:

•	Become a low-cost provider of services: Our technologically advanced network allows us to provide high-quality services at variable costs that we believe are competitive with any provider in the region. We can offer incremental services or bandwidth to our customers with minimal additional expense or capital investment. Additionally, as we refocus our business model on more modest, profitable growth, we have reduced significant overhead expenses. These reductions have occurred in every area of our overhead (people, advertising, real estate, etc.). Finally, we are working with our vendor partners to reduce our network operating expenses. We are renegotiating contracts and capacities to more appropriately reflect our volume needs and our financial requirements.

•	Increase the quality of revenue: Since our inception in 1999, we have generated significant quarter-over-quarter sales growth. However, we believe that maintaining high revenue growth would require working capital that exceeds our current capital and cash sources. Consequently, we are focusing on maximizing our return from current customers, and ensuring that new customer relationships meet rigorous profitability and cash flow benchmarks that are consistent with a self-sufficient growth model.

•	Reduce capital expenditures: From 1999 through the first half of 2002, we deployed significant capital expenditures to develop our advanced network, covering concentrations of business districts in 17 major cities in Latin America. At this time, although attractive investment opportunities do exist, our lack of access to new capital dictates that we dramatically reduce capital expenditures and maximize the business opportunity within the proximity of our existing network. We estimate that our existing networks provide access to approximately 39,000 business customers located in buildings we have wired, of which approximately 5,100 are customers today.

•	Maintain High Quality Services and Customer Care: We will continue to invest in our network to maintain service quality and reliability and to continue improvement in customer care. We believe that we have become recognized for service quality and responsiveness to customers.

•	Focus on Strict Cash Management: We have assumed that we will not have access to external funding sources in the near term and have established more rigorous cash management processes and mechanisms Our priorities are to continue providing high-quality service to our customers and while managing our cash to sustain operations and provide for modest growth.

      While our restructuring activities have been successful to date in expanding our strategic options and stabilizing our business, we expect we will require additional capital investment to finance additional growth while maintaining a strong cash position. Therefore, since the fourth quarter of 2002, in parallel with our restructuring activities, we have been working to identify strategic or financial investors that may acquire all or a portion of our Company.

      In January 2003, AT&T Corp. announced that it had entered into a non-binding letter of intent to sell its interest in us for a nominal price to a telecommunications holding company. We also have received expressions of interest from a number of other qualified strategic and financial investors. We will continue to pursue all strategic options for the Company that serve our objective of maximizing value for our constituents.

      In February 2003 we retained Greenhill & Co. LLC as our financial adviser to assist us in exploring opportunities with strategic and financial investors. We believe that the Company represents a unique telecommunications asset in our region, with a strong and attractive customer base. Moreover, we believe that our integrated regional approach and modern ATM/ IP metropolitan networks make us a scalable platform upon which to drive further consolidation in our industry in the South American region. Given continued difficult conditions in the telecom sector, however, we cannot assure that we will succeed in consummating a sale or investment transaction on terms satisfactory to our constituents, if at all.

Goodwill Impairment

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We have recorded a transitional impairment loss of $267.8 million as of January 1, 2002. We have also recorded additional impairments of $413.5 million and $35.0 million during the third and fourth quarters of 2002, respectively, reducing goodwill to zero. See Note 10 in the Notes to Consolidated Financial Statements.

Results of Operations

      The following table includes a summary of actual results of operations for the periods indicated below. Unaudited pro forma results for the year 2000 have been presented to show our results of operations giving effect to the FirstCom merger and the Keytech acquisitions as if the transactions had been completed as of the beginning of 2000. The unaudited pro forma results of operations herein presented include certain adjustments as follows: FirstCom’s tender offer and consent solicitation for its 14% senior notes, resulting in a reduction of interest expense of $14.5 million in 2000; the issuance to Global Card Holdings, Inc. (a wholly-owned subsidiary of AT&T Corp.) of 100,000 shares of Mandatorily Redeemable 15% Series B Preferred Stock (in connection with the financing of the tender offer), resulting in an increase of interest expense of $17.5 million in 2000; additional goodwill amortization expense of $22.4 million in 2000; and additional selling, general and administrative expenses of $0.7 million in 2000, related to employment arrangements with our Chief Executive Officer. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of AT&T Latin

America or the results of operations or financial position of AT&T Latin America that would have been achieved had the acquisitions occurred at the beginning of 2000.

AT&T Latin America Corp.

Consolidated Statements of Operations

	Year Ended December 31,

	2002	2001	2000	2000

				Pro Forma
				Unaudited

	(In thousands, except per share data)
Revenue	$165,593	$150,910	$52,235	$89,247
Cost of revenue	103,611	120,112	54,070	73,470
Selling, general and administrative expenses	119,319	135,672	67,695	107,949
Depreciation and amortization	113,760	104,053	43,795	75,115
Impairment loss on goodwill	448,469	—	—	—

Loss from operations	(619,566)	(208,927)	(113,325)	(167,287)
Interest expense	139,878	82,283	14,797	36,392
Interest income	1,266	1,123	3,037	3,037
Other (expense) income, net	(70,152)	(20,514)	(7,744)	(6,311)

Loss before provision for income taxes, minority interest income, extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(828,330)	(310,601)	(132,829)	(206,953)
Provision for income taxes	2,111	—	—	—
Minority interest income	195	628	497	717

Loss before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(830,246)	(309,973)	(132,332)	(206,236)
Extraordinary loss on debt restructuring	(4,479)	—	—	—
Cumulative effect of change in accounting principle	(267,785)	—	—	—

Net loss	$(1,102,510)	$(309,973)	$(132,332)	$(206,236)

Basic and diluted loss per common share before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	$(7.00)	$(2.66)	$(1.43)	$(1.77)
Extraordinary loss per common share on debt restructuring	(0.04)	—	—	—
Cumulative effect of change in accounting principle loss per common share	(2.26)	—	—	—

Basic and diluted loss per common share	$(9.30)	$(2.66)	$(1.43)	$(1.77)

Weighted average common shares outstanding	118,623	116,484	92,757	116,096

EBITDA (Excludes $10.4 million of allowance for stockholder loan included in selling, general and administrative expenses in 2002)	$(46,946)	$(104,874)	$(69,530)	$(92,172)

      The following table includes revenue by country and consolidated operating loss in dollars and as a percentage of consolidated revenue for the three years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	%	2001	%	2000	%	2000	%

							Pro Forma

	($’s in thousands)
	(Unaudited)
Revenue:
Argentina	$20,218	12.2%	$18,003	11.9%	$518	1.0%	$802	0.9%
Brazil	50,756	30.7%	46,592	30.9%	27,961	53.6%	27,961	31.3%
Chile	33,386	20.2%	37,949	25.1%	12,187	23.3%	33,728	37.8%
Colombia	23,417	14.1%	15,441	10.2%	3,465	6.6%	9,202	10.3%
Peru	42,729	25.8%	34,830	23.1%	8,104	15.5%	20,638	23.1%
Other	(4,913)	(3.0)%	(1,905)	(1.2)%	—	—	(3,084)	(3.4)%

Total revenue	165,593	100.0%	150,910	100.0%	52,235	100.0%	89,247	100.0%
Cost of revenue	103,611	(62.6)%	120,112	(79.6)%	54,070	(103.5)%	73,470	(82.3)%
Selling, general and Administrative expenses	119,319	(72.1)%	135,672	(89.9)%	67,695	(129.6)%	107,949	(121.0)%
Depreciation and amortization	113,760	(68.7)%	104,053	(69.0)%	43,795	(83.8)%	75,115	(84.2)%
Impairment loss on goodwill	448,469	(270.8)%	—	—	—	—	—	—

Loss from operations	$(619,566)	(374.2)%	$(208,927)	(138.4)%	$(113,325)	(216.9)%	$(167,287)	(187.4)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Year Ended December 31,		Change

	2002	2001	$	%

	($’s in thousands)
	(Unaudited)
Revenue:
Data-Internet services	$103,354	$88,118	$15,236	17.3%
Voice services	62,239	62,792	(553)	(0.9)%

Total revenue	$165,593	$150,910	$14,683	9.7%

      Revenue. Revenue for the year ended December 31, 2002 was $165.6 million, compared to revenue of $150.9 million for the same period in 2001, representing an increase of $14.7 million or 9.7%. We experienced revenue increases in all our country operations except Chile. The increase in revenue resulted from increases in customers and ports in service, which reflected increased selling of services to both existing customers and new customers. This revenue increase was offset by a reduction of voice-wholesale revenue in Chile and the translation effect of the weakening of the Argentina peso and the Brazilian real against the U.S. dollar, which devaluated 70.1% and 34.3%, respectively, when compared to the same period in 2001.

      Our data-Internet services revenue grew from $88.1 million during the year ended December 31, 2001, to $103.4 million for the same period in 2002, representing an increase of $15.2 million or 17.3%. The increase in our data-Internet services was mainly due to increased demand for our services from our existing business customers and to an increase in our customer base, offset by decreases caused by deterioration in the value of local currencies against the U.S. dollar. Data-Internet services accounted for 62.4% of our revenue during the year ended December 31, 2002.

      Revenue from voice services decreased from $62.8 million during the year ended December 31, 2001 to $62.2 million for the same period in 2002, representing a decrease of $0.6 million or 0.9%. The decrease in our voice-related revenue was mainly due to a reduction of voice-wholesale revenue in Chile for the period and the translation effect of the weakening of foreign currency exchange rates versus the U.S. dollar in Argentina.

      Cost of Revenue. Cost of revenue was $103.6 million for the year ended December 31, 2002, compared to $120.1 million for the same period in 2001, representing a decrease of $16.5 million or 13.7%. Cost of revenue consists of leased line costs, interconnection costs, maintenance costs, and network and operating system costs, including certain labor and other direct costs. The decrease in cost of revenue was driven by lower-cost leased lines in Brazil as a result of new supplier agreements signed early in the year, lower labor costs from decreased network headcount, as well as lower reported cost of revenue in U.S. dollar terms in Argentina and Brazil due to the translation effect of the weakening of their local currencies compared to the U.S. dollar. We expect to continue to benefit from lower pricing from third party network providers, or from termination and substitution of non-cost effective contracts in late 2002 and early 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $119.3 million during the year ended December 31, 2002, compared to $135.7 million for the same period in 2001, representing a decrease of $16.4 million or 12.1%. The decrease in selling, general and administrative expenses resulted primarily from the translation effect of the weakening of the Argentina peso and the Brazilian real compared to the U.S. dollar in the first part of 2002, and lower headcount when compared to the same period in 2001, offset in part by an increase in statutory and contractual severance payments made to terminated employees. For the full year 2002, SG&A increased due to a $10.4 million reserve for a stockholder loan to our chief executive officer secured by shares of our common stock which we believe have no realizable value, restructuring charges of $7.3 million associated with our head-count reduction and professional fees, office and employee relocation expenses of $2.6 million, $2.0 million related to early cancellation of operating leases and $0.3 million related to tax gross-up obligations under the Company’s deferred compensation plan (which was terminated in early 2003). We anticipate selling, general and administrative expenses incurred in the ordinary course will decrease in the near term as a result of further cost improvement initiatives and the end of severance obligations with respect to employees terminated, as well as additional measures that may be undertaken in order to preserve cash to improve the Company’s liquidity situation. However, we expect these reductions will be offset by higher professional fees and expenses relating to our restructuring initiatives, creditor negotiations and sale process. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

      EBITDA. We calculate EBITDA as loss from operations plus depreciation and amortization expense plus impairment loss on goodwill plus allowance for stockholder loan. EBITDA for the year ended December 31, 2002, was $(46.9) million, compared to EBITDA of $(104.9) million for the same period in 2001. Our operations in Colombia and Peru had a combined $4.9 million positive EBITDA for the year ended 2002. All other countries’ EBITDA was negative. The improvement in EBITDA as a percentage of revenue reflects the increased utilization of our network as the number of customers and buildings connected increased and a higher number of services provided to existing customers as well as lower cost of revenue and selling and general administrative expenses when compared to 2001.

      Depreciation and Amortization. Depreciation and amortization was $113.8 million during the year ended December 31, 2002, compared to $104.1 million for the same period in 2001, representing an increase of $9.7 million, or 9.3%. This increase was attributable to incremental depreciation and amortization expense of approximately $40.2 million on certain non-core assets and excess property and equipment not deployed in our countries’ operations, offset by the adoption of SFAS 142, under which we no longer amortize goodwill but instead review it annually (or more frequently if impairment indicators arise) for impairment. If goodwill amortization would not have been recorded in the year ended December 31, 2001, then our year ended December 31, 2001 adjusted depreciation would have been $60.4 million, compared to the reported $104.1 million for the year ended December 31, 2001.

      Impairment loss on goodwill. During the year ended December 31, 2002, we recorded a goodwill impairment of $448.5 million. In connection with the Company’s review of its business plan, anticipated future cash flows of our country operations, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and the general economic conditions in countries in which we operate, we determined an impairment in our recorded amount of goodwill occurred as follows: Brazil — $88.5 million, Chile$ — 195.0 million, Colombia — $50.0 million and Peru — $115.0 million.

      Interest Expense. Interest expense was $139.9 during the year ended December 31, 2002, compared to $82.3 million during the same period in 2001, representing an increase of $57.6 million or 70.0%. This increase in interest expense was due mainly to higher debt outstanding during the period, higher interest rates on the restructured AT&T Corp. loans and the recognition of approximately $13.9 million as interest expense (previously deferred) in connection with the termination of the Senior Secured Vendor Financing. Interest expense is comprised mainly of dividends related to our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock and interest expense related to our subordinated credit facility with AT&T Corp., our senior secured vendor financing, notes payable to other vendors and other bank facilities.

      Other (Expense) Income, Net. Other (expense) income, net was $70.2 million of expense for the year ended December 31, 2002, compared to $20.5 million of expense for the same period in 2001, representing an increase of $49.6 million. During the year ended December 31, 2002, we discontinued cash flow hedge accounting for certain forward contracts resulting in a charge to other expense of $42.2 million. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts, and other non-operating expenses.

      Net Loss. Net loss was $1,102.5 million for the year ended December 31, 2002, compared to net loss of $309.9 million for the same period in 2001, representing an increase of $780.4 million. The increase in net loss was mainly due to the impairment loss on goodwill including the cumulative effect of change in accounting principle of $716.3 million, incremental depreciation and amortization expense on non-core assets and excess property and equipment of $40.2 million and the discontinuance of cash flow hedge accounting for certain forward contracts which resulted in charges of $42.2 million, compared to the same period on 2001. Assuming we continue to operate as a going-concern business we expect to continue to incur net losses in the next several years.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	Year Ended December
	31,		Change

	2001	2000	$	%

	($’s in thousands)
	(Unaudited)
Revenue:
Data-Internet services	$88,118	$41,368	$46,750	113.0%
Voice services	62,792	10,867	51,925	477.8%

Total revenue	$150,910	$52,235	$98,675	188.9%

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

Year Ended December 31, 2001 compared to Pro Forma Year Ended December 31, 2000

      Because our historical financial information prior to 2001 is limited, in order to provide a meaningful presentation of our results of operations, the following discussion and analysis presents the unaudited pro forma results of operations of AT&T Latin America, Keytech, and FirstCom as if the companies had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations herein presented include certain adjustments as follows: FirstCom’s tender offer and consent solicitation for its 14% senior notes, resulting in a reduction of interest expense of $14.5 million in 2000; the issuance to Global Card Holdings, Inc. (a wholly-owned subsidiary of AT&T Corp.) of 100,000 shares of Mandatorily Redeemable 15% Series B Preferred Stock (in connection with the financing of the tender offer), resulting in an increase of interest expense of $17.5 million in 2000; additional goodwill amortization expense of $22.4 million in 2000; and additional selling general and administrative expenses of $0.7 million in 2000, resulting from employment arrangements with our Chief Executive Officer.

	For the Year Ended
	December 31,		Change

	2001	2000	$	%

	Actual	Pro forma

	Unaudited
	(in thousands)
Revenue
Data-internet services	$88,118	$53,523	$34,595	64.6%
Voice services	62,792	35,724	27,068	75.8%

Total revenue	$150,910	$89,247	$61,663	69.1%

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

      Cost of Revenue. Cost of revenue was $120.1 million for the year ended December 31, 2001, compared to pro forma cost of revenue of $73.5 million for the same period in 2000, representing an increase of $46.6 million or 63.5%. The cost of revenue increase was mainly attributable to the overall business growth in 2001 when compared to pro forma 2000. Cost of revenue consists of leased line costs, maintenance costs, and network and operating system costs, including labor and other direct costs.

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

      EBITDA. We calculate EBITDA as loss from operations plus depreciation and amortization expense plus impairment loss on goodwill plus allowance for stockholder loan. EBITDA for the year ended December 31, 2001, was $(104.9) million or (69.5%) of revenue, compared to pro forma EBITDA of $(92.2) million or (103.3%) of pro forma revenue for the same period in 2000. Our operations in Peru had $0.7 million positive EBITDA for the year ended 2001. All other countries’ EBITDA was negative. During 2001 EBITDA was negatively affected by restructuring charges of $2.3 million associated with our head-count reduction, additional bad debt expense of $2.9 million, compensation expense related to tax gross-up of restricted stock grants and employee relocation expenses of $2.6 million, and $1.3 million of cash and non-cash charges related to legal settlements. The improvement in EBITDA as a percentage of revenue reflects the increased utilization of our network as the number of customers and buildings connected increased, and a higher number of services were provided to existing customers.

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

      Interest Expense. Interest expense, net of $1.1 million of interest income, was $81.2 million for the year ended December 31, 2001, compared to pro forma interest expense of $33.4 million during the same period in 2000, representing an increase of $47.8 million or 143.1%. This increase in interest expense was due mainly to the increase in fixed interest bearing debt over the period. Interest expense is mainly comprised of dividends relating to our Mandatorily Redeemable 15% Series B Preferred Stock and interest expense related to our credit facilities and demand notes provided by AT&T Corp., as well as notes payable for equipment and other bank loans.

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

Liquidity and Capital Resources

Current Situation

      As of the date of this annual report, we do not have sufficient cash to meet our requirements in the near term unless we continue to defer and restructure amounts owed to our secured and unsecured creditors, and successfully implement austerity measures now being undertaken, or obtain additional financing. Our restructuring efforts (including an extension of certain payables) and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors have allowed us to preserve adequate cash to sustain operations and substantially reduced our net use of cash in the near term.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to conserve cash on hand by not servicing material indebtedness and by continuing to reduce operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth.

      As of December 31, 2002, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $20.8 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our December 31, 2002 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge. We have certain hedge transactions in Brazil and the United States, certain counterparties of which are also creditors of ours in Brazil. To the extent we do not succeed in restructuring the loans obtained from such creditors, or loans from other creditors that may seek to pursue remedies against us, we may not gain access to some of the hedge settlement proceeds payable in Brazil as they come due. Failure to collect on hedge proceeds would materially impair our liquidity outlook.

      Since November 2002, we have not made debt service payments on most of our material indebtedness. We are actively engaged in discussions with our various creditor constituencies and other interested parties and their advisors. Our goal is to reach an agreement with these parties to recapitalize the Company’s balance sheet to reduce significantly our debt. Currently there are no definitive agreements relating to any balance sheet recapitalization, and there can be no assurance that current negotiations with the various creditors will lead to agreement on terms acceptable to our creditors as a group, or that, failing such an agreement, any alternative transaction or court-supervised reorganization will lead to a viable recapitalization plan.

      If we are unable to address our liquidity needs, or our creditors decide to accelerate amounts due to them, we will likely need to seek protection from creditors under U.S. bankruptcy laws and, depending on remedies that might be pursued by our creditors, under the laws of some or all of the countries in which we operate.

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

      Our restructuring efforts, and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors, have allowed us to preserve adequate cash to sustain operations and substantially reduced our net use of cash in the near term.

      On a consolidated basis, as of December 31, 2002 we had cash and cash equivalents of $33.5 million. We presently do not have available unused commitments under any credit facilities. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole may depend on our ability to move cash between our country operations from time to time. However, due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, and restrictions on such transfers could have an adverse effect on the liquidity of one or more of our country operations.

      Implementation of our restructuring program will require cash outlays during 2003, including for the renegotiation of financing facilities and other contractual commitments and for the engagement of professional advisors. The amount of professional expenses, which we estimate between $8.0 million and $15.0 million, will be payable in part upon completion of a successful restructuring or sale and will be affected by factors such as the length of time required to complete the restructuring and the amount of consideration that may be received in any sale or investment transaction. We believe it will be critical to the business to retain effectively a number of key employees and officers during the restructuring process, and accordingly we are implementing a retention program under which retention payments will also be payable following completion of key milestones in the restructuring process. We estimate the aggregate amounts payable under the retention program will range from $1.5 million to $2.5 million during 2003.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our liquidity needs as described above. There is no assurance that we will be able to address our liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

Future Commitments and Funding Sources

      At December 31, 2002, our contractual cash obligations were as set forth below. We have reflected the entire outstanding balance of our senior secured vendor financing facility current because we are currently in default under our minimum revenue covenant in that facility. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward in 2003, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets, absent restructuring of the facility terms. In addition, our local bank facilities contain various events of default that, if triggered, could result in the acceleration of other outstanding balances under those facilities. See “Capital Resources — Senior Secured Vendor Financing” and “— Other Bank Facilities” below for more information.

CONTRACTUAL CASH OBLIGATIONS

(In thousands)

		Payments Due in Year Ending

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt, including current maturities (a)	$892,789	$221,095	$18,560	$1,400	$1,031	$809	$649,894
Operating leases	20,055	4,924	3,783	3,195	2,501	2,464	3,188
Capacity agreements (IRU’s)	16,736	1,215	1,177	1,212	1,249	1,286	10,597
Purchase commitments for capital expenditures (b)	157	157	—	—	—	—	—

Total Contractual Cash obligations (c)	$929,737	$227,391	$23,520	$5,807	$4,781	$4,559	$663,679

(a)	See Note 3 to the consolidated financial statements for additional information regarding our debt.

(b)	Reflects only contractual commitments at December 31, 2002.

(c)	Reflects only commitments for the specific categories listed and does not reflect such items as trade payable obligations, payroll-related liabilities or contributions to employee-related benefit, savings or deferred compensation plans, employment-related contracts (including separation agreements), obligations in the case of redemption of our 15% Series B Cumulative Preferred Stock in 2008 or short-term lease obligations.

      We have not paid approximately $6.6 million under contracts with AT&T Corp., including approximately $0.8 million under our service mark license agreements. In addition, we have not paid a retention payment of $0.5 million due February 28, 2003 under an employment contract with our chief executive officer and have received notice of such non-payment (which non-payment may be cured within 30 days for such notice). We are in discussions with AT&T Corp. and our chief executive officer regarding a restructuring of our obligations under these contracts. If we are not able to reach agreement, these contracts could be terminated, and the counterparties could pursue remedies against us.

Capital Uses

      During the year ended December 31, 2002, our net cash increased by $5.3 million (net of translation effect of $(2.4) million). The increase in cash reflected cash provided by financing activities of $132.3 million, offset by cash used in operating activities of $86.1 million and $38.5 million in investing activities mainly for the improvement and expansion of our networks. Our uses of cash from operating activities was comprised of net change in our operating assets and liabilities of $(16.1) million and a net change of $(70.0) million resulting from a net loss of $1,102.5 million net of $1,032.5 million of non-cash activities. Among non-cash activities we had the impairment loss on goodwill of $716.3 million, depreciation and amortization of $113.8 million, preferred stock and interest on debt accretion of $103.4 million, unrealized foreign exchange losses of $80.3 million and allowance for stockholder loan of $10.4 million.

Capital Resources

      On a consolidated basis, as of December 31, 2002 we had cash and cash equivalents of $33.4 million. We presently do not have available unused commitments under any credit facilities. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole, however, may depend on our ability to move cash between our country operations from time to time. Due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, and restrictions on such transfers could have an adverse effect on the liquidity of one or more of our country operations.

Seasonality

      To date we have not experienced significant seasonality in our services offerings; however, some reduced demand for our voice services was noted in the first quarter of 2002 in the countries in which we operate.

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

      Our customer contracts as well as certain direct costs in Argentina and Brazil provide for payment in local currency as provided under law and are generally indexed to various inflation indicators specific to their respective country

Effects of New Accounting Standards

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We have recorded a transitional impairment loss of $267.8 million as of January 1, 2002, which has been recorded as a cumulative effect of change in accounting principle in our country operations as follows: Argentina — $33.2 million, Brazil — $67.4 million, Chile — $19.3 million, Colombia — $28.4 million and Peru — $119.5 million. Subsequent to the implementation and in connection with our review of our business plan, cash flow and liquidity position, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and economic conditions in the countries in which we operate, we assessed the value of our goodwill and determined additional impairment loss in goodwill in our country operations as follows: Brazil — $88.5 million, Chile — $195.0 million, Colombia — $50.0 million and Peru — $115.0 million. The aggregate amount of impairment of $448.5 million has been recorded as impairment loss on goodwill in the accompanying consolidated financial statements for the year ended December 31, 2002. The fair value of our goodwill was determined using discounted cash flows on the current projected operations of our country operations and market capitalization of our business.

      Since December 31, 2001, our goodwill carrying amount has changed as a result of an impairment of $716.3 million (including the cumulative effect of change in accounting principle) and the change which resulted from using a different foreign currency translation rate at December 31, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in 2001, our 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $266.3 million and $2.29 per share, respectively, instead of $309.9 million and $2.66 per share, respectively.

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

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies when a liability for the obligation undertaken should be recognized. The initial measurement of the liability is the fair value of the guarantee at its inception. This interpretation does not prescribe a specific account for the guarantor’s offsetting entry when it recognizes the liability at the inception of a guarantee nor does it specify the subsequent measurement of the guarantors recognized liability. The initial recognition and measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are included in Note 4. FIN 45 is not expected to have a material effect on the Company’s consolidated results of operation or financial position.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123,” which provides alternate methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and amends APB Opinion 28, Interim Financial Reporting, to require disclosure about stock-based employee compensation in the interim financial information. As of December 31, 2002, we have adopted the new disclosure provisions required under SFAS No. 148. We do not expect to voluntarily change from our adopted disclosure-only provision of SFAS No. 123 to the fair value based method of accounting; therefore, we expect no material effect on the Company’s consolidated results of operation or financial position.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      At December 31, 2002, we had foreign currency forward contracts with notional amounts of $147.8 million, maturing in various dates through November 2003. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the currencies that we currently hedge, the estimated fair value of undesignated forward contracts would have resulted in additional unrealized losses of $1.0 million or unrealized losses of $2.3 million, respectively, for the year ended December 31, 2002. We have certain hedge transactions in Brazil and the United States, the counterparties of which are also creditors of ours holding certain commercial bank loans. To the extent we do not succeed in restructuring certain of those loans, we may not gain access to some of the hedge settlement proceeds as they come due. Failure to collect on hedge proceeds would materially impair our liquidity outlook.

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

      Exposure to Interest Rates. Approximately 26.0% of our debt portfolio bears interest at variable rates. Any changes in the market interest rate will affect the amount of our interest expense and the ultimate cash paid to those lenders. To date we have not used interest rate swaps to fix the interest costs on these loans. Assuming a hypothetical interest rate increase or decrease of 100 basis points from interest rates as of December 31, 2002, interest expense on our variable interest rate portfolio would have increased $1.5 million or decreased $1.5 million, respectively, for the year ended December 31, 2002.

ITEM 8.     Financial Statements and Supplementary Data

      The valuation and qualifying accounts schedule has been omitted because the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

AT&T Latin America Corp.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of AT&T Latin America Corp. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has net cash outflows and net capital deficiency, and has defaulted on its financial and non-financial covenants to the senior secured lenders. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As described in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Washington D.C.

March 21, 2003

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,481	$28,186
Accounts receivable, net of $7,318 and $8,250 of allowance for bad debts at December 31, 2002 and 2001, respectively	34,980	41,973
Recoverable taxes	15,126	15,219
Prepaid expenses and other current assets	31,222	26,816

Total current assets	114,809	112,194
Property and equipment, net	365,422	493,568
Goodwill, net of accumulated amortization of $66,383 at December 31, 2001	—	759,067
Other intangible assets, net of accumulated amortization of $20,029 and $10,598 at December 31, 2002 and 2001, respectively	14,445	24,130
Recoverable taxes	16,812	24,841
Other assets	22,967	31,511

Total assets	$534,455	$1,445,311

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of debt	$228,491	$87,051
Accounts payable and accrued expenses (including $6,578 and $4,434 due to AT&T Corp. at December 31, 2002 and 2001, respectively)	71,264	80,595
Other current liabilities	24,546	51,956

Total current liabilities	324,301	219,602
Long-term debt (including $647,233 and $475,757 due to AT&T Corp. at December 31, 2002 and 2001, respectively)	664,298	575,091
Deferred interest (including $7,768 and $30,172 due to AT&T Corp. at December 31, 2002 and 2001, respectively)	7,768	31,010
Other liabilities	2,881	6,289
Mandatorily Redeemable 15% Series B Preferred Stock (held by a wholly-owned subsidiary of AT&T Corp.)	248,734	215,232

Total liabilities	1,247,982	1,047,224

Commitments and contingencies (Note 9)	—	—

Stockholders’ (deficit) equity:
Common stock (including 68.3% economic interest owned by AT&T Corp., representing 95.2% voting power)	11	11
Additional paid in capital	924,906	918,337
Unearned restricted stock	(2,423)	(2,627)
Accumulated deficit	(1,548,939)	(446,429)
Accumulated other comprehensive (loss) income	(87,082)	(61,323)
Stockholder loan	—	(9,882)

Total stockholders’ (deficit) equity	(713,527)	398,087

Total liabilities and stockholders’ (deficit) equity	$534,455	$1,445,311

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Data-Internet services	$103,354	$88,118	$41,368
Voice services	62,239	62,792	10,867

Total revenue	165,593	150,910	52,235
Cost of revenue	103,611	120,112	54,070
Selling, general and administrative expenses	119,319	135,672	67,695
Depreciation and amortization	113,760	104,053	43,795
Impairment loss on goodwill	448,469	—	—
Loss from operations	(619,566)	(208,927)	(113,325)
Interest expense	139,878	82,283	14,797
Interest income	1,266	1,123	3,037
Other (expense) income, net	(70,152)	(20,514)	(7,744)

Loss before provision for income taxes, minority interest income, extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(828,330)	(310,601)	(132,829)
Provision for income taxes	2,111	—	—
Minority interest income	195	628	497

Loss before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	(830,246)	(309,973)	(132,332)
Extraordinary loss on debt restructuring	(4,479)	—	—
Cumulative effect of change in accounting principle	(267,785)	—	—

Net loss	$(1,102,510)	$(309,973)	$(132,332)

Basic and diluted loss per common share before extraordinary loss on debt restructuring and cumulative effect of change in accounting principle	$(7.00)	$(2.66)	$(1.43)
Extraordinary loss per common share on debt restructuring	(0.04)	—	—
Cumulative effect of change in accounting principle loss per common share	(2.26)	—	—

Basic and diluted loss per common share	$(9.30)	$(2.66)	$(1.43)

Weighted average common shares outstanding	118,623	116,484	92,757

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

						Other		Total
	Common Stock		Additional	Unearned		Comprehensive		Stockholders’
			Paid In	Restricted	Accumulated	Income	Stockholder	(Deficit)
	Stock	Amount	Capital	Stock	Deficit	(Loss)	Loan	Equity

Balance January 1, 2000	40	$—	$376,566	$	$(4,124)	$1,352	$—	$373,794
2000:1 stock split	79,960	8	(8)	—	—	—	—	—
Stock issued for acquisitions	34,894	3	518,027	—	—	—	—	518,030
Stockholder loan	—	—	—	—	—	—	(711)	(711)
Stock issued for cash	1,202	—	20,000	—	—	—	—	20,000
Stock issued for stock options exercised	200	—	450	—	—	—	—	450
Net loss	—	—	—	—	(132,332)	—	—	(132,332)
Foreign currency translation adjustments	—	—	—	—	—	(544)	—	(544)

Balance December 31, 2000.	116,296	11	915,035	—	(136,456)	808	(711)	778,687
Stockholder loan	—	—	—	—	—	—	(9,171)	(9,171)
Issuance of stock options to non-employees	—	—	630	—	—	—	—	630
Stock issued to employees	2,009	—	2,672	—	—	—	—	2,672
Unearned portion of stock issued to employees	—	—	—	(2,627)	—	—	—	(2,627)
Net loss	—	—	—	—	(309,973)	—	—	(309,973)
Foreign currency translation adjustments	—	—	—	—	—	(52,092)	—	(52,092)
Net unrealized losses on derivative instruments	—	—	—	—	—	(10,039)	—	(10,039)

Balance December 31, 2001.	118,305	11	918,337	(2,627)	(446,429)	(61,323)	(9,882)	398,087
Interest accretion on stockholder loan	—	—	—	—	—	—	(509)	(509)
Stock issued to employees, net of cancellations	405	—	305	(305)	—	—	—	—
Accretion of unearned restricted stock	—	—	—	509	—	—	—	509
Warrants issued to parent company	—	—	6,264	—	—	—	—	6,264
Net loss	—	—	—	—	(1,102,510)	—	—	(1,102,510)
Foreign currency translation adjustments	—	—	—	—	—	(25,759)	—	(25,759)
Allowance for stockholder loan	—	—	—	—	—	—	10,391	10,391

Balance December 31, 2002.	118,710	$11	$924,906	$(2,423)	$(1,548,939)	$(87,082)	$—	$(713,527)

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,102,510)	$(309,973)	$(132,332)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,760	104,053	43,795
Cumulative effect of change in accounting principle	267,785	—	—
Impairment loss on goodwill	448,469	—	—
Allowance for stockholder loan	10,391	—	—
Bad debt expense	4,134	7,457	793
Unrealized foreign exchange loss (gain)	80,307	17,041	(544)
Minority interest income	(195)	(628)	(497)
Preferred stock accretion	33,502	29,027	9,098
Stockholder loan accretion	(509)	(474)	—
Issuance of stock options to non-employees	—	630	—
Unearned restricted stock accretion	509	45	—
Loss on debt restructuring	4,479	—	—
Accrued interest characterized as debt	69,889	—	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable	2,859	(33,496)	317
Recoverable taxes	8,122	(12,753)	(14,622)
Prepaid and other current assets	(4,406)	(3,973)	(17,868)
Other assets	10,236	(17,130)	(12,842)
Accounts payable and accrued expenses	(9,262)	(25,561)	77,374
Other current liabilities	(27,410)	41,282	(696)
Deferred interest	6,929	31,010	—
Other liabilities	(3,213)	241	(1,959)

Net cash used in operating activities	(86,134)	(173,202)	(49,983)

Cash flows from investing activities:
Purchase of property and equipment	(38,385)	(141,686)	(162,709)
Redemption of (investment in) short-term securities	—	—	27,078
Cash acquired from acquisitions	—	—	22,557
Cash paid for acquisitions of licenses and other core assets, including contingent consideration and expenses	(116)	(6,602)	(15,002)

Net cash used in investing activities	(38,501)	(148,288)	(128,076)

Cash flows from financing:
(Repayments) proceeds of other bank facilities, net	(15,497)	24,322	18,600
Proceeds from parent company credit facilities	72,244	334,857	140,900
Proceeds from secured vendor financing	166,755	—	—
Payments of interim notes payable for equipment	(73,803)
Repayments of notes to other vendors	(17,396)	(14,872)	—
Proceeds from issuance of common stock	—	—	20,000
Proceeds from issuance of preferred stock to parent company	—	—	177,107
Proceeds from issuance of common stock under stock option plans	—	—	450
Loans to stockholder	—	(8,782)	(711)
Redemption of senior notes	—	—	(187,605)

Net cash provided by financing activities	132,303	335,525	168,741

Net increase (decrease) in cash and cash equivalents	7,668	14,035	(9,318)
Net effect of translation on cash	(2,373)	(754)	—
Cash and cash equivalents, beginning of period	28,186	14,905	24,223

Cash and cash equivalents, end of period	$33,481	$28,186	$14,905

The accompanying footnotes are an integral part of these consolidated financial statements.

AT&T LATIN AMERICA CORP.

(a majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

December 31, 2002, 2001 and 2000

Supplemental Disclosure of Non-cash Investing and Financing Activities:

      In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest as of January 1, 2002 of $30.2 million plus the amount accrued from January 1, 2002 through December 31, 2002 of $69.1 million as part of the debt.

      During the year ended December 31, 2002, we issued in non-cash transactions 505,000 restricted shares of Class A common stock to employees in exchange for future services. The fair value amount of $0.4 million was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in stockholders’ equity. During the same period 100,000 restricted shares of Class A common stock, with a fair value of $0.1 million were cancelled.

      During 2001 and 2000, we acquired property and equipment through vendor financing arrangements for approximately $107.9 million and $30.8 million, respectively.

      In November 2001 we issued in non-cash transactions 2,000,000 shares of class A common stock to our president and CEO in exchange for services. We also issued 9,259 shares of class A common stock to employees for previous services. The issuance of stock was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in the stockholders’ equity. The vested portion is accounted for as compensation expense and has been included in the non-cash adjustments to reconcile net loss to net cash used in operating activities in the accompanying statement of cash flows.

      In August 2000, we completed our merger with FirstCom Corporation, in June 2000, we acquired 100% of the equity interests of Keytech LD S.A. and in December 1999 we acquired 100% of the equity interests in Netstream Telecom Ltda. in transactions accounted for as purchases. The aggregate fair value of net liabilities assumed in 2000 amounted to $0.3 million.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

NOTE 1 —	General, Liquidity and Going Concern Considerations, Critical Accounting Policies and Judgments and Summary of Significant Accounting Policies

General

      AT&T Latin America Corp. was incorporated on October 13, 1999 by AT&T Corp., under the laws of the State of Delaware, and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this annual report on Form 10-K as “we,” “our,” the “Company,” “AT&T Latin America” and “us.” We provide communications services under the “AT&T” brand name to major metropolitan business markets in Argentina, Brazil, Chile, Colombia and Peru. We deliver our services mainly through our own technologically advanced networks, which interconnect with third party networks. Our communication services include, among others, data-Internet, local and long distance voice, web hosting and managed network services.

      AT&T Corp. holds directly or indirectly 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing approximately 95.2% of the voting power and approximately 68.3% of the economic interests of our common stock, and held approximately $903.7 million of our long-term debt and preferred stock, including accrued interest and preferred dividends as of December 31, 2002.

      In January 2003, AT&T Corp. announced that it had entered into a non-binding letter of intent to sell its interest in us for a nominal price to a telecommunications holding company. We also have received expressions of interest from a number of other qualified strategic and financial investors. We will continue to pursue all strategic options for the Company that serve our objective of maximizing value for our constituents.

      If AT&T Corp. were no longer to hold a majority of the equity interest in the Company, we expect that certain brand, commercial and other contractual arrangements we have with AT&T Corp. will likely be terminated or phased out over time. These arrangements include:

•	our regional vehicle agreement with AT&T Corp., which agreement establishes the territory in South America and the Caribbean in which we operate , the types of services we are permitted to provide or are restricted from providing, certain restrictions on AT&T Corp.’s ability to compete with us in our designated region and certain rights we have to acquire similar businesses in our region from AT&T Corp., in the event it acquires such businesses;

•	our non-exclusive service mark license, which allows us to use the AT&T brand and logo in our operations and for our services, subject to certain qualifications as to service quality and requirements as to brand monitoring and management; and

•	our joint sales initiative, which along with related arrangements provides for the compensation of the AT&T Corp. sales force for sales of our services to AT&T Corp. customers and for joint account planning with respect to such customers.

      We expect that a sale or other disposal by AT&T Corp. of its investment in us, and the termination of these commercial arrangements, will generally reduce the volume of customer referrals through AT&T Corp., and, at least in the short term, the number of direct relationships we have with AT&T Corp.’s global customers that we service in South America and internationally using our infrastructure. In addition, AT&T Corp. is deploying an enhanced global data network, known as the AGN, including in several South American cities, and we expect that some of these customers may choose to transition to the AT&T Corp. global network for a substantial portion of the international data services we currently provide. We are currently discussing with AT&T Corp. the terms of commercial transition arrangements and our future commercial relationship. Given our advanced regional network covering key South American business centers, our

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integrated regional platform, our high-quality services and our strong relationships with numerous customers that are also customers of AT&T Corp., we are working to maintain a collaborative and productive commercial relationship with AT&T Corp. At the same time, we believe that a disengagement by AT&T Corp. from its investment in us may open potential opportunities for us to strengthen relationships with other major international carriers and their customers, which opportunities are not fully available to us under our current business model and contractual restrictions with AT&T Corp.

Liquidity and Going Concern Considerations

      As of the date of this annual report, we do not have sufficient cash to meet our requirements in the near term unless we continue to defer and restructure amounts owed to our secured and unsecured creditors, and successfully implement austerity measures now being undertaken, or obtain additional financing. Our restructuring efforts (including an extension of certain payables), and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors have allowed us to preserve adequate cash to sustain operations and substantially reduce our net use of cash in the near term.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to conserve cash on hand by not servicing material indebtedness and by continuing to reduce operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth.

      As of December 31, 2002, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $20.8 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our December 31, 2002 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge. We have certain hedge transactions in Brazil and the United States, certain counterparties of which are also creditors of ours in Brazil. To the extent we do not succeed in restructuring the loans obtained from such creditors, or loans from other creditors that may seek to pursue remedies against us, we may not gain access to some of the hedge settlement proceeds payable in Brazil as they come due. Failure to collect on hedge proceeds would materially impair our liquidity outlook.

      Since November 2002, we have not made debt service payments on most of our material indebtedness. We are actively engaged in discussions with our various creditor constituencies and other interested parties and their advisors. Our goal is to reach an agreement with these parties to recapitalize the Company’s balance sheet to reduce significantly our debt. Currently there are no definitive agreements relating to any balance sheet recapitalization, and there can be no assurance that current negotiations with the various creditors will lead to agreement on terms acceptable to our creditors as a group, or that, failing such an agreement, any alternative transaction or court-supervised reorganization will lead to a viable recapitalization plan.

      If we are unable to address our liquidity needs, or our creditors decide to accelerate amounts due to them, we will likely need to seek protection from creditors under U.S. bankruptcy laws and, depending on remedies that might be pursued by our creditors, under the laws of some or all of the countries in which we operate.

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

      Our restructuring efforts, and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors, have allowed us to preserve adequate cash to sustain operations and substantially reduced our net use of cash in the near term.

      On a consolidated basis, as of December 31, 2002 we had cash and cash equivalents of $33.5 million. We presently do not have available unused commitments under any credit facilities. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole may depend on our ability to move cash between our country operations from time to time. However, due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, which restrictions could have an adverse effect on the liquidity of one or more of our country operations.

      Implementation of our restructuring program will require cash outlays during 2003, including for the renegotiation of financing facilities and other contractual commitments and for the engagement of professional advisors. The amount of professional expenses, which we estimate between $8.0 million and $15.0 million, will be payable in part upon completion of a successful restructuring or sale and will be affected by factors such as the length of time required to complete the restructuring and the amount of consideration that may be received in any sale or investment transaction. We believe it will be critical to the business to retain effectively a number of key employees and officers during the restructuring process, and accordingly we are implementing a retention program under which retention payments will also be payable following completion of key milestones in the restructuring process. We estimate the aggregate amounts payable under the retention program will range from $1.5 million to $2.5 million during 2003.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to address our liquidity needs as described above. There is no assurance that we will be able to address our liquidity needs through the measures described above on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

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

      Network accounting. Our networks represent 68.3% and 34.1% as of December 31, 2002 and 2001, respectively, of our total assets. We use several critical accounting policies dealing with our network accounting. First, we compute our network’s depreciation expense, which requires us to estimate the average useful lives of each of our network components, as well as their salvage values. Secondly, we account for

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

network improvement costs including salary of employees dedicated to the network construction and improvement by capitalizing those costs which we believe will add value to our networks and depreciate those improvements over their estimated useful lives. Finally, we recognize the resulting gain or loss on dispositions of our network components in operations.

      We determine the average useful lives of our network based primarily on our estimates of the average useful lives of the networks’ major components, such as transmission and switching equipment, operating systems, cables and underground construction. In addition, we consider, among other things, the impact of anticipated technological changes.

      Given the complex nature of our networks, all the above-described accounting estimates require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically segregate our networks into various components; therefore, our overall estimates of the relative costs of these components are based principally on general and technical information known about major network components lives and our knowledge of the telecom industry. In addition, we do not identify or track the depreciation of specific components, but instead utilize estimates when determining the net cost basis of assets being replaced or refurbished. If materially different conditions existed, or if we materially changed our assumptions of network lives and salvage values, our depreciation expense, gain or loss on replacement or refurbishment of network assets and net book value of our networks could be materially different. In addition, if we change our assumptions in making our determination as to whether improvements to our networks add value, the amounts we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense, as fewer costs would have been initially capitalized to our networks.

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

      Goodwill impairment. Our review of our long-lived assets, principally goodwill and other intangibles, which accounts for 2.7% and 54.2% of our total assets as of December 31, 2002 and 2001, respectively, requires us to initially estimate the undiscounted future cash flow of our business segments, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows and discount rates and reflecting varying degrees of perceived risk. During 2002, after applying the foregoing procedures, we concluded that an impairment existed. Accordingly, we recognized an impairment charge of $716.3 million, reducing goodwill to zero.

      The determination of fair value includes numerous uncertainties. Significant judgments are made concerning future revenue, operating, selling, general and administrative costs per business segment. In addition, third party appraisers are sometimes used to determine fair values and some of their valuation methodologies are also subject to similar types of uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill has been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, may require us to recognize a material impairment charge.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contingencies – Litigation. From time to time in the normal course of business, we are subject to proceedings, lawsuits and other claims. We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made.

      Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

      Revenue. We recognize data-internet services revenue when the services are provided in accordance with contract terms. We recognize long distance and local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. This includes amounts collected in advance for sales of prepaid calling cards. We recognize other products revenue when the products are delivered and accepted by customers.

      Derivatives. We enter into derivative contracts to mitigate market risk from changes in foreign currency exchange rates. Generally, fair value calculations of derivative contracts such as foreign exchange forwards require judgment and are valued based on market interest rates and foreign exchange rates.

Summary of Significant Accounting Policies

      A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

      Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as described on our critical accounting polices above.

      Principles of consolidation. The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 include the results of operations of AT&T Latin America Corp. and its subsidiaries. The consolidated financial statements for the year ended December 31, 2000 include the results of operations AT&T do Brasil for the year ended December 31, 2000, the results of AT&T Argentina (formerly known as Keytech) for the period from July 1, 2000 (or the first date of operations under AT&T Latin America after its acquisition date) through December 31, 2000, and the results of operations of FirstCom Corporation (now known as AT&T Chile, AT&T Colombia and AT&T Peru) for the period from September 1, 2000 (or the first date of operations under AT&T Latin America after its acquisition date) through December 31, 2000. All material intercompany accounts and transactions have been eliminated.

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

      Improvement costs that we believe add value to our networks are capitalized and depreciated over the improvements’ estimated useful lives, while cost of repairs and maintenance are charged to expense as

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred. Upon the replacement or refurbishment of previously capitalized network components, these assets’ estimated cost and accumulated depreciation are written-off and any resulting gain or loss is recognized in operations. No significant gains or losses were recognized during the three years ended December 31, 2002.

      Goodwill and other intangibles. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and was amortized on a straight-line basis over a period of 20 years. Other intangible assets represent the fair value of service contracts and work forces acquired, and are amortized on a straight-line basis over a period of 3 to 5 years.

      We review our long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of discounted future cash flows on the current projected operations of our country operations and to a lesser extent the market capitalization of our business. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. During 2002 we recorded a goodwill impairment of $716.3 million reducing the book value of our goodwill to zero. See Note 10.

      Derivative Instruments. Occasionally, we use derivative instruments, currently forward contracts, to limit our exposure to fluctuations in foreign currency exchange rates. We do not use derivative instruments for speculative purposes. Our most significant contracts to buy United States (“U.S.”) dollars are forward contracts entered into to fix the cost in foreign currency or in U.S. dollar of our denominated obligations in Brazil. We also enter into contracts to buy foreign currencies to fix the cost in U.S. dollars of our denominated foreign currencies obligations in Argentina, Chile and Peru.

      We account for all derivative instruments on our balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value and the changes in fair value must be immediately included in earnings. If a derivative is a fair value hedge, changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged firm commitment. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income (“AOCI”) until the underlying hedged item is recognized in earnings. The ineffective portion of a hedge derivative’s change in fair value is immediately recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking our hedge transactions.

      As of December 31, 2002, we have outstanding undesignated forward contracts in the notional amount of $147.8 million. The total $20.8 million fair value of forward currency contract assets which are included as prepaid expenses and other current assets on our December 31, 2002 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge.

      Derivative gains and losses included in AOCI are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. At December 31, 2002, we have no amounts recorded in other comprehensive income.

      During the second quarter of 2002 we discontinued cash flows hedge accounting for certain forward contracts and concurrently designated the respective underlying loans as a long-term investment. The forward contracts that were accounted for as cash flows hedges are now being accounted for as undesignated forward contracts and the change in the fair value of these contracts has been accounted for as other expenses in the accompanying statement of operations for the year ended December 31, 2002. With the designation of the

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying loans as long-term investment the amount of $12.6 million previously deferred in other comprehensive income (loss) was reclassified to other expense in the accompanying statement of operations during the second quarter of 2002.

      Due to our current credit capacity and higher margin requirements needed by our counter-party financial institutions we were not able to continue our rollover strategy on our existing forward contracts. As result, we discontinued cash flow hedge accounting for all of our remaining portfolio of forward contracts that are protecting us from the Brazilian real fluctuations against the U.S. dollar on loans held by AT&T do Brasil resulting in a charge to other expense of $29.3 million during the third quarter of 2002. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts, and other non-operating expenses.

      During 2001, net changes in the fair value of our cash flow hedges amounted to unrealized losses of $10.0 million. No fair value hedges or cash flow hedges were de-recognized or discontinued in fiscal 2001. At December 31, 2001, AOCI included $10.0 million of unrealized net losses from cash flow hedge derivatives, which amount was recognized during 2002 in the other expense line in the accompanying statement of operations.

      Revenue recognition. We recognize data-internet services revenue when the services are provided in accordance with contract terms. We recognize long distance and local voice and data services revenue based upon minutes of traffic processed or contracted fee schedules. This includes amounts collected in advance for sales of prepaid calling cards. We recognize other products revenue when the products are delivered and accepted by customers.

      Advertising and Promotional Expenses. Advertising and promotional expenses are charged to operations as incurred. Advertising and promotional expense for the years ended December 31, 2002, 2001 and 2000 was $6.4 million, $11.2 million and $15.3 million, respectively.

      Foreign currency translation and transactions. We operate in various Latin American countries, which are subject to political, monetary, economic and regulatory risks. For foreign subsidiaries using local currency as their functional currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Translation adjustments resulting from this process are reported in AOCI within stockholders’ equity. Revenues and expenses of these foreign subsidiaries and affiliates are translated at weighted average exchange rates for the period. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

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

      Concentrations. We are a majority owned subsidiary of AT&T Corp. and consequently have a significant amount of transactions and agreements with AT&T Corp. and its affiliates, including, among others, our regional vehicle agreement, our service mark license agreement and our joint sales initiative agreement. See Note 7. Besides our relationship with AT&T Corp., as of December 31, 2002, we do not have

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact our consolidated operations. However, our country operations in Argentina and Colombia generated a higher percentage of revenue in 2002 from a small number of customers. We also do not have a concentration of available sources of labor, services, franchises or other rights that could, if suddenly eliminated, severely impact our operations. We invest our cash with several high-quality credit institutions.

      Loss per share. Basic loss per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding shares of Class A and Class B common stock. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. Any difference between basic and diluted weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting. Potentially dilutive shares as of December 31, 2001 and 2000 of approximately 1,018,655 and 7,652,318, respectively were not included in the diluted per share calculation because their effects would be anti-dilutive due to our loss position. We have no dilutive shares in 2002. Accordingly, for 2002, 2001 and 2000, diluted net loss per common share is the same as basic net loss per common share.

      Stock-Based Compensation. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for our stock option awards. Our pro forma net loss and loss per share for the years ended December 31, 2002, 2001 and 2000, had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows:

	2002	2001	2000

Net loss:
As reported	$(1,102,510)	$(309,973)	$(132,332)

Pro forma	$(1,125,434)	$(347,947)	$(141,625)

Basic and diluted loss per share:
As reported	$(9.30)	$(2.66)	$(1.43)

Pro Forma	$(9.49)	$(2.99)	$(1.53)

      As determined using the Black-Scholes option-pricing model the weighted-average fair values of options we granted during 2002, 2001 and 2000 were $1.17, $3.85 and $13.18 per share, respectively, at the dates of grant. We used the following weighted-average assumptions for fiscal 2002, 2001 and 2000, respectively; expected dividend yields of 0.00%, 0.00% and 0.00%; expected volatility of 200.8%, 87.6% and 97.6%; risk free interest rates of 3.7%, 6.5% and 5.9%; and expected option life of seven years in 2002 and six years in 2001 and 2002, respectively.

      Credit risk. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk, including counter party non-performance under derivative instruments, is considered minimal as the Company only deals with large well-established financial institutions.

      Comprehensive income (loss). As reflected in the consolidated statement of changes in stockholders’ equity, comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with stockholders. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and net unrealized losses on derivative instruments. Our

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative comprehensive loss was $1,636.0 million (which includes $716.3 million of goodwill impairment including cumulative effect of change in accounting principle), $507.8 million and $135.6 million as of December 31, 2002, 2001 and 2000, respectively. Comprehensive loss was as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(1,102,510)	$(309,973)	$(132,332)
Foreign currency translation adjustments	(25,759)	(52,092)	(544)
Unrealized gains (losses) on derivative instruments, net	—	(10,039)	—

Total comprehensive loss	$(1,128,269)	$(372,104)	$(132,876)

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

      Fair value of financial instruments. We estimate the fair value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our financial instruments are not held for trading or speculative purposes. Our short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying value. The fair value of other financial instruments we held were as follows:

      At December 31, 2002 and 2001, the fair value of our recoverable taxes was $31.9 million and $40.1 million, respectively. Our recoverable taxes are mainly future inflows of foreign currencies in the countries in which we operate and are subject to currency fluctuations. The amount that will be ultimately collected may materially differ from the amounts recorded on our balance sheet. Future exchange gains or losses at the time these recoverable taxes are collected will be reflected in our statement of operations as other (expense) income, net.

      At December 31, 2002 and 2001, the fair value of our forward contracts was $20.8 million and $12.0 million, respectively. The fair values of our forward contracts were estimated based on market interest rates and forward exchange rates.

      At December 31, 2002 and 2001, long-term other assets included marketable securities, held in Rabbi Trusts for certain of our nonqualified benefit plans. These assets had carrying and fair values of $2.8 million and $1.8 million at December 31, 2002 and 2001, respectively.

      Our Mandatorily Redeemable 15% Series B Preferred Stock is carried at its liquidation value of $248.7 million and $215.2 million at December 31, 2002 and 2001, respectively, which includes accrued preferred dividends.

      Reclassification. Certain prior year amounts have been reclassified to conform to the current presentation.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — Property and Equipment, net

      Property and equipment, net is comprised of the following (in thousands):

			Estimated
	December 31,	December 31,	Useful Lives
	2002	2001	(in Years)

Switching equipment	$162,459	$118,542	5
Transmission equipment	147,390	125,936	7
Cables	50,718	40,323	10
Underground installation	147,441	108,719	25
Construction in progress	12,278	87,754	—
Office equipment, furniture, vehicles and other	97,139	109,149	3 to 10
Cumulative translation adjustment	(101,146)	(27,823)

	516,279	562,600
Less: Accumulated depreciation	(150,857)	(69,032)

	$365,422	$493,568

      Depreciation expense related to the property and equipment was $100.8 million, $53.7 million and $17.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 3 — Debt

      Debt is comprised of the following (in thousands):

	December 31,	December 31,
	2002	2001

Senior secured vendor financing	$166,755	$—
Subordinated credit facility with parent company	647,233	—
Revolving credit facility, at LIBOR plus 3.75% (5.6% to 6.4% at December 31, 2001)	—	100,000
Subordinated credit facility, at LIBOR plus 6.00% (8.1% at December 31, 2001)	—	200,000
Demand notes, at 15% fixed rate	—	175,757
Interim notes payable for equipment, at 12% fixed interest rates to variable interest rate LIBOR plus 5.3%	—	73,803
Notes payable for equipment	35,221	50,718
Other bank facilities	43,581	61,864

Total debt	892,789	662,142
Less current maturities	(228,491)	(87,051)

Long-term debt	$664,298	$575,091

      As of the date of this report we have no available credit under any of our open facilities, and we have suspended servicing certain debt obligations which are now past due.

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

      The facilities are divided into two portions comprised of a first tranche of up to $199.2 million to be used to finance the purchase of equipment and related software and services from the three vendors, and a second tranche of up to $99.3 million to finance duties, taxes and interest on the facility during the availability period. Draws under this facility were originally available through June 2004. On November 15, 2002 we received a communication from the vendors indicting the termination of their open commitments under the secured vendor financing.

      Current interest is based on the default rate as defined in the agreements of a base rate of 4.25% plus a spread of 4.625% plus a default rate of 2.0%, or 10.875%. Accrued interests are paid quarterly. We have paid interest through September 30, 2002.

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

      The minimum revenue covenant in our senior secured credit facilities requires us to have achieved a minimum amount of revenue, which we have not met commencing with the cumulative four quarters ended September 30, 2002. Accordingly we have been in default under our senior secured credit facilities, and our senior secured lenders have exercise their right of denying us further access to the undrawn amounts under those facilities. The lenders under the senior secured vendor financing also are entitled to exercise other remedies, including accelerating all outstanding amounts drawn under those facilities and declaring those amounts to be immediately due and payable, and commencing foreclosure proceedings on our assets, including on the shares of our operating companies. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward in 2003, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets. All of our vendors have requested reasonable assurances from us as to our ability to re-pay the debt outstanding. At the present time we are not able to provide the vendors reasonable assurances with respect to our ability to re-pay the debt outstanding and to make payments for new equipment as it is shipped or received and thus may not be able to

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtain financing under the facilities for shipments of additional equipment from the vendors for the foreseeable future. Therefore, we have reclassified amounts outstanding under this facility as short–term debt in the accompanying consolidated balance sheet as of December 31, 2002.

Subordinated Credit Facilities (Related Parties)

      During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as $98.0 million provided under demand notes. The restructuring provided additional borrowings of $150.0 million, which included the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008, and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Cumulative Preferred Stock through that date. A portion of the $100.0 million tranche, plus capitalized interest, of the loans bore interest at LIBOR plus 3.75% until August of 2002, and now bear interest at a fixed rate of 14.0%. The $200.0 million and $98.0 million portions, plus capitalized interest are fixed at a 15.0% interest rate. The remaining $150.0 million portion pays a fixed interest of 15.3%. The weighted average interest rate as of December 31, 2002 was 14.9%. At December 31, 2002, we have capitalized deferred interest of $100.0 million as part of the debt. As of December 31, 2002, we have borrowed the full available amounts under these AT&T Corp. facilities.

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

Notes Payable to Other Vendors

      In November 1998 a subsidiary of FirstCom Corporation (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The financed equipment collateralizes this vendor financing. As of December 31, 2002, there was approximately $6.2 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 8.1%. The availability period for drawings under this financing agreement expired on December 31, 2000. Uncured breaches of covenants under our senior secured vendor financing facility are also events of default under this facility. Therefore, we have reclassified amounts outstanding under this facility as short–term debt in the accompanying consolidated balance sheet as of December 31, 2002.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July, August and September 2001, we entered into several vendor financing agreements with an equipment vendor maturing at various dates through April 2004 bearing interest at LIBOR plus 7.0%, or 10.9%. In June 2002, we signed an agreement with the vendor for the restructuring of the financing provided under these vendor financing agreements. Under the restructuring agreement it was agreed to reduce the principal outstanding from $9.5 million to $8.6 million as well as to reduce the of interest rate from LIBOR plus 7.0% to LIBOR plus 0.0%. The restructuring also provided for quarterly payment of interest commencing in August 2002 with a maturity of the principal in April 2004. As of December 31, 2002 there was $7.6 million outstanding. The debt restructuring resulted in an extraordinary gain of $1.8 million, resulting from the reduction of principal and accrued interest. At December 31, 2002 we have no availability under these notes payable.

      We entered into several short-term vendor financing agreements maturing in various dates through March 2003 for the development of our networks in Argentina. Borrowings under this agreement bear interest at fixed rates ranging from 11.9% to 17.5% per annum and variable rates based on LIBOR plus 8.0%. At September 30, 2002, there was an aggregate $21.4 million face amount outstanding under these facilities. We have no availability under these notes payable. In June 2002 the vendor initiated a legal proceeding against us and our subsidiary in Argentina, concerning obligations under the promissory notes due in May 2002, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In June 2002, we also received a complaint in New York Supreme Court from an investment fund that has informed us it received an assignment of one of these notes, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. See additional information regarding these proceedings in Note 9.

Other Bank Facilities

      AT&T do Brasil is party to several local bank facilities and capital leases providing for borrowings of an aggregate amount of $25.7 million maturing through February 2004. At December 31, 2002, there was an aggregate of $25.7 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 2.2% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 1.6% to 1.9%. At December 31, 2002 we had no availability under these facilities. Certain banks in Brazil have intitiated legal proceedings against us. See Note 9.

      AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $10.1 million maturing through May 2006. At December 31, 2002, there was an aggregate of $10.1 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 8.9% to 12.5% per annum and variable rates based upon Depósito Término Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average Colombian peso interest rate, or DTF, for the year ended December 31, 2002 was approximately 8.5%.

      AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $7.0 million, maturing on various dates through June 2011. At December 31, 2002, there was an aggregate of $7.0 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 7.5% to 12.5% per annum.

      AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $0.8 million, maturing on various dates through October 2010. At December 31, 2002 there was an aggregate of $0.8 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 17.5%.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002 we have approximately $43.6 million outstanding under these bank facilities. At December 31, 2002, we had no availability under these local bank facilities. As a result of our current financial condition, we believe it will be difficult to renew or refinance many of these facilities. See Note 1.

      Our local bank facilities contain various events of default which vary by facility, including among others, non-payment, property seizure, a change of control affecting the Company’s financial capabilities, and in the case of certain facilities, a deterioration in the local company’s financial position or default in the payment of debt held by a third party. We have stopped servicing certain loans in Brazil and Colombia. We have received notice of non-payment from one the Brazilian banks and legal proceedings have been initiated by the bank. See Note 9. We are currently in discussions with the banks regarding these amounts.

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

      Our debt matures as follows (in thousands):

2003.	$221,095
2004.	18,560
2005.	1,400
2006.	1,031
2007.	809
Thereafter (through 2008)	649,894

$892,789

NOTE 4 — Redeemable Preferred Stock and Capital Stock

      On August 28, 2000, we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Cumulative Preferred Stock having an aggregate liquidation value as of December 31, 2002 and December 31, 2001 of $248.7 million and $215.2 million, respectively. The shares of Mandatorily Redeemable 15% Series B Cumulative Preferred Stock entitle Global Card Holdings to receive dividends at an annual rate of 15%, payable semi-annually. In March 2002 Global Card Holdings agreed to certain amendments to the terms of the redeemable preferred stock. The amendments provided that the first date of redemption at the option of any holder would be deferred until October 2008 and that dividends would not be payable in cash unless permitted under the Subordination Agreement related to our senior secured vendor financing, in each case subject to certain exceptions as permitted under the vendor financing agreements. The accompanying statements of operations for the year ended December 31, 2002 and 2001 include $33.5 million and $21.4 million, respectively, recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock. The amount recorded as interest expense for the three years ended December 31, 2002 and 2001 was $33.5 million and $21.4 million, respectively.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At December 31, 2002 and December 31, 2001, 45,629,017 and 45,224,017 shares, respectively, of Class A common stock were issued and outstanding. At December 31, 2002 and December 31, 2001, we had 73,081,595 shares of Class B common stock issued and outstanding.

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

Note 5 — Stock Option Plans

      Our board of directors approved our 2000 Long Term Incentive Plan after the FirstCom merger (the “2000 Plan”), which was approved by our stockholders at our annual meeting in May 2001. The 2000 Plan authorizes the granting of awards (including options and restricted stock) for the issuance of shares of our Class A common stock in an aggregate amount of 17,444,452, or 15% of our total outstanding capital stock at the time the FirstCom merger was completed. Typically, options under this plan are granted at fair market value at the date of grant, vest between three to five years and terminate no later than 10 years from the date of grant. Under this plan there were approximately 3,633,811 shares underlying awards available for grant at December 31, 2002.

      With the acquisition of FirstCom, we assumed the outstanding stock options under FirstCom’s plan, which amounted to approximately 8,432,166 options as of August 28, 2000. The stock options assumed from FirstCom are separate from, and not subject to the capacity limits under, our 2000 Plan.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of all stock option transactions, including the assumed options from FirstCom:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding December 31, 1999	—	—
Options assumed in acquisition	8,432,166	5.98
Options granted	3,366,500	16.12
Options exercised	(200,000)	2.25
Canceled	—	—

Outstanding December 31, 2000	11,598,666	8.99
Options granted	8,778,300	4.73
Options exercised	—	—
Canceled	(1,654,400)	9.62

Outstanding December 31, 2001	18,722,566	6.94
Options granted	4,040,000	1.25
Options exercised	—	—
Canceled	(3,417,768)	5.97

Outstanding December 31, 2002	19,344,798	5.92

      The weighted-average grant-date fair value of options granted during the years ended December 31, 2002, 2001 and 2000, was $1.17, $3.85 and $13.18, respectively. As of December 31, 2002, there were 9,947,452 stock options vested with a weighted average exercise price of $6.19.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Stock Options Outstanding			Options Exercisable

		Weighted
	Number of	Average	Weighted		Weighted
	Stock	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Stock	Exercise
Exercise Price	Outstanding	Life	Price	Options	Price

$0.01-$1.74	4,214,333	8.1	$1.27	813,333	$1.39
$1.74-$3.48	3,128,083	4.9	$2.37	3,056,833	$2.35
$3.49-$5.25	4,722,852	6.9	$4.53	2,336,288	$4.37
$5.26-$7.00	2,269,030	6.8	$5.66	990,220	$5.79
$7.01-$8.75	194,500	5.5	$7.98	166,000	$8.00
$8.76-$10.50	32,500	3.1	$9.78	28,750	$9.86
$10.51-$12.25	2,595,000	6.7	$10.77	1,352,778	$10.97
$12.26-$14.00	54,500	1.5	$13.59	32,250	$13.21
$16.01-$21.21	2,134,000	6.6	$17.28	1,171,000	$17.28

	19,344,798	6.8	$5.92	9,947,452	$6.19

      We adopted the disclosure-only provisions of SFAS 123 and retained the intrinsic value method of accounting for such stock based compensation. Therefore, no compensation cost has been recognized for

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted to employees and members of the board of directors. All options granted during 2002, 2001 and 2000 were granted at fair market value at the date of the grant.

      During 2002 we issued 505,000 restricted shares of class A common stock to employees in exchange for future services under the 2000 Plan limits. The restricted stocks have a vesting period of two years. A compensation charge of $0.1 million, representing the vested portion of the grants, was recognized as compensation expense in the accompanying consolidated statements of operations for the year ended December 31, 2002.

      During 2001 we issued 283,750 stock options to non-employees under the 2000 Plan limits in connection with settlements of certain claims for which a compensation charges of approximately $0.5 million was recognized as compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2001. We also issued 2,009,259 restricted shares of class A common stock to employees in exchange for future services under the 2000 Plan limits. A compensation charge of approximately $0.4 million and $45,000, representing the vested portion of the grants, was recognized as compensation expense in the accompanying consolidated statements of operations for the year ended December 31, 2002 and 2001, respectively.

NOTE 6 — Income Taxes

      The tax effects of significant items comprising our net deferred tax liability as of December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Deferred tax assets:
Net operating losses	$290,272	$135,128	$63,327
Bad debts	138	1,281	1,281
Pre-operating expenses	4,489	4,489	4,489
Non-cash compensation	394	567	567
Other	1,074	1,674	291
Valuation allowance	(295,479)	(142,018)	(69,392)

Total deferred tax assets	888	1,121	563

Deferred tax liabilities:
Property and equipment	(2,846)	(3,043)	(2,638)
Intangible assets	(1,775)	(1,637)	(1,913)
Other	(327)	(501)	(72)

Total deferred tax liabilities	(4,948)	(5,181)	(4,623)

Net deferred tax asset (liabilities)	$(4,060)	$(4,060)	$(4,060)

      SFAS No. 109 requires a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Management has determined that a $$295.5 million and a $142.0 million valuation allowance was necessary at December 31, 2002 and 2001, respectively. A significant portion of the deferred tax assets is related to net operating loss carry forwards. Because we operate in multiple off shore jurisdictions, we considered the need for a valuation allowance on a country-by-country basis.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The U.S. Federal tax rate reconciles to the worldwide effective tax rate as follows:

	2002	2001	2000

U.S. statutory federal rate applied to pretax income	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal income taxes	(0.1%)	(0.2%)	(3.0%)
Goodwill amortization	—	3.8%	3.1%
Goodwill impairment	23.3%	—	—
Preferred stock dividend accretion	1.1%	3.3%	2.4%
Unutilized foreign losses	—	—	—
Valuation allowance	14.2%	23.5%	32.5%
Other	(3.5%)	4.6%	—

	0.0%	0.0%	0.0%

      For the year ended December 31, 2002, the effective income tax rate varies from the statutory U.S. federal income tax rate as a result of the non-deductible items and the need for a valuation allowance.

      At December 31, 2002, we have U.S. federal and state net operating loss carry forwards of approximately $226.0 million expiring through 2022.

      We have foreign net operating loss carry forwards of approximately $538.7 million and $212.0 million at December 31, 2002 and 2001 respectively, which have no expiration date. At December 31, 2001 we also have $72.0 million of foreign net operating loss carry forwards expiring through 2007.

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

      During 2000, we completed acquisitions that included certain changes in the ownership of the target company’s stock. The Internal Revenue Code restricts the amount of future income that may be offset by the net operating losses and credits incurred prior to an ownership change. In addition, the target company had net operating loss limitations that arose from transactions they had entered into in prior years, which further limits the utilization of net operating losses.

NOTE 7 — Certain Relationships and Related Transactions

      Service Mark License Agreement with AT&T Corp. Our service mark license agreement with AT&T Corp. provides for AT&T Corp. to license service marks, including “AT&T” and the AT&T with a fanciful globe design mark, to us for our use. We may also use the “AT&T” mark as part of our trade and corporate names so long as at least half of the licensed services meet service specifications provided by AT&T Corp.

      During the term of the service mark license agreement, we are obligated to pay a fee to AT&T Corp. every six months equal to the greater of $2.5 million and a designated percentage of our gross revenues, currently 3.25%. The fee is creditable against certain specified brand management and service marketing expenses we incur in our local operations. For the years ended December 31, 2002, 2001 and 2000, we expensed approximately $5.6 million, $6.1 million and $1.7 million, respectively, related to this service mark license agreement fee.

      The initial term of the license ends on August 28, 2005. The agreement will automatically renew for an additional five years if we are not in default under or breach of the license agreement. AT&T Corp. may terminate the license prior to the end of its scheduled term in the event of non-payment by us, if AT&T Corp. no longer owns shares having voting control of our Company or if we misuse the marks or otherwise materially breach our obligations under the service mark license agreement and are not able to correct the breach in a

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timely fashion. As of December 2002 and 2001, we had a net amount due to AT&T Corp. related to the Service Mark License Agreement of $0.8 million and $0.6 million, respectively.

      Credit Facility and Demand Notes. AT&T Corp. and a wholly owned subsidiary of AT&T Corp. provided us with facilities and demand notes of up to $548.0 million principal amount. These facilities and notes were restructured in March 2002. See Notes 3 and 11.

      Stockholder Loan. The amounts loaned to Mr. Northland, our Chief Executive Officer, represented a refinancing of a loan extended initially by FirstCom to finance his purchase of 800,000 restricted common shares of FirstCom prior to the FirstCom merger. The loan is secured by the 800,000 shares of AT&T Latin America Class A common stock received by Mr. Northland and bears interest at a fixed annual rate of 5.41%. The principal and all accrued interest are due on March 1, 2010. After evaluating the value of our shares securing the loan, we believe that we may not be able to recover the amounts due under this loan. Consequently we have established a full allowance for the amount of $10.4 million in 2002; however, the Company has not relinquished any contractual rights it may have with respect to this loan.

      Restricted Stock and Other Compensation. During November 2001, we issued under our 2000 Plan in exchange for future services 2,000,000 shares of restricted Class A common stock to our president and Chief Executive Officer. The restrictions on the shares lapse over a five-year period as follows: 15% on the first anniversary, 20% on the second anniversary, 30% on the third anniversary, 20% on the fourth anniversary, and 15% on the fifth anniversary. If the price of our Class A common stock trades at $5.00 or more for a period of five days, restrictions will lapse on a number of additional shares that together with shares on which the restrictions had previously lapsed total 1,000,000 shares. If the price of our Class A common trades at $6 or more for a period of five days, restrictions on the remaining restricted shares will lapse. During 2002 and 2001, the vested portion of this grant of $410,833 and $33,250, respectively, representing 308,333 shares in 2002 and 25,000 shares in 2001, was recorded as compensation expense. We also agreed to pay a tax gross-up on the taxable income resulting to Mr. Northland, which resulted in payment of $1.6 million to the Internal Revenue Service for the further benefit of Mr. Northland. In addition, Mr. Northland has an agreement to receive retention bonus of $750,000 in each of 2002, 2003, 2004 and 2005 as well as a tax gross-up on such amounts on his behalf.

      Other. As of December 31, 2002 and 2001, we included in accounts payable the net amount of $6.6 million and $4.4 million, respectively, for services provided by AT&T Corp. and its affiliates. During 2002 and 2001, we purchased services from AT&T Corp. and its affiliates including operations support systems, consulting services, telecommunications services related to our delivery of managed internet and long distance services and customer care support in the amount of $21.4 million and $4.5 million, respectively.

      During 2002 we also sold telecommunication services to AT&T Corp. and its affiliates in the amount of $7.2 million, of which $1.9 million was outstanding and included in accounts receivable as of December 31, 2002.

NOTE 8 — Operations by Geographic Areas and Segments

      Our operations are segregated and measured by country and segmented by data-internet and voice services. We currently derive a substantial portion of our revenue from data-internet services. For the years ended December 31, 2002, 2001 and 2000, approximately 62.4%, 58.4% and 79.1%, respectively, were generated from data-internet services. No single customer or group of customers accounted for more that 10.0% of total revenue.

      Our chief operating decision makers measure our operating results by country and use EBITDA as an important measure to our country operating results and performance.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      EBITDA. EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization expense plus impairment loss on goodwill plus allowance for stockholder loan. Management believes EBITDA is meaningful to investors because they provide analyses of operating results using the same measure used by our chief operating decision makers. In addition, we believe that EBITDA allows investors a means to evaluate the financial results of each segment in relation to our total operations. Our calculations of EBITDA may or may not be consistent with the calculation of this measure by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

      CAPEX. Management believes that CAPEX is a meaningful measure used by our chief operating decision makers to measure our countries operational performance. We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of dispositions, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies. CAPEX should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

      Data-Internet services. Our data-Internet services feature local, national and international reach, high availability and high security featuring our common ATM/ IP, or asynchronous transfer mode/ Internet protocol multi-service network platform and are accessible via single connections (one port per location) to our broadband network:

      •     Data Services. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers’ needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

      •     Internet Services. Our Internet services consist of dial-up and high-speed dedicated access services offered primarily to businesses, as well as to Internet service providers and content providers. Our integrated package to Internet service providers and portals allows these customers to purchase and/or lease their entire access infrastructure from us.

      •     Managed Services. Our managed service offers include managed data, Internet and web hosting services.

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

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth, for 2002, 2001 and 2000 certain information about segment results of operations and segment assets (in thousands):

	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

2002
REVENUE:
Data-internet services	$7,013	$42,866	$13,390	$22,915	$17,170	$—	$103,354
Voice services	13,205	7,890	19,996	502	25,559	(4,913)	62,239

TOTAL REVENUE	20,218	50,756	33,386	23,417	42,729	(4,913)	165,593
Cost of revenue	16,950	31,477	24,014	12,484	23,599	(4,913)	103,611
Selling, general & administrative expenses	9,413	27,724	10,706	9,486	15,684	46,306	119,319
Depreciation and amortization	38,923	25,250	8,837	15,052	14,716	10,982	113,760
Impairment loss on goodwill	—	88,469	195,000	50,000	115,000	—	448,469

Loss from operations	$(45,068)	$(122,164)	$(205,171)	$(63,605)	$(126,270)	$(57,288)	$(619,566)

Total assets	$137,463	$147,614	$55,865	$52,569	$110,738	$30,206	$534,455

Capital expenditures	$2,857	$13,789	$7,523	$3,933	$8,649	$1,634	$38,385

EBITDA (2)	$(6,145)	$(8,445)	$(1,334)	$1,447	$3,446	$(35,915)	$(46,946)

2001
REVENUE:
Data-internet services	$5,865	$40,542	$12,115	$15,329	$14,267	$—	$88,118
Voice services	12,138	6,050	25,834	112	20,563	(1,905)	62,792

TOTAL REVENUE	18,003	46,592	37,949	15,441	34,830	(1,905)	150,910
Cost of revenue	20,832	47,502	29,927	7,505	16,249	(1,903)	120,112
Selling, general & administrative expenses	26,251	33,673	13,567	13,571	17,852	30,758	135,672
Depreciation and amortization	15,246	28,885	6,118	6,703	9,699	37,402	104,053

Loss from operations	$(44,326)	$(63,468)	$(11,663)	$(12,338)	$(8,970)	$(68,162)	$(208,927)

Total assets	$197,279	$410,886	$59,964	$67,926	$114,948	$594,308	$1,445,311

Capital expenditures (3)	$87,592	$74,631	$12,717	$24,168	$26,872	$19,797	$245,777

EBITDA	$(29,080)	$(34,583)	$(5,545)	$(5,635)	$729	$(30,760)	$(104,874)

2000
REVENUE:
Data-internet services	$475	$25,505	$8,830	$3,465	$3,093	$—	$41,368
Voice services	43	2,456	3,611	—	5,465	(708)	10,867

TOTAL REVENUE	518	27,961	12,441	3,465	8,558	(708)	52,235
Cost of revenue	2,219	37,540	9,245	1,741	4,558	(1,233)	54,070
Selling, general & administrative expenses	9,437	28,348	5,425	5,649	6,596	12,240	67,695
Depreciation and Amortization	713	25,713	1,738	1,446	2,137	12,048	43,795

Loss from operations	$(11,851)	$(63,640)	$(3,967)	$(5,371)	$(4,733)	$(23,763)	$(113,325)

Total assets	$93,568	$421,582	$44,261	$45,504	$85,846	$607,487	$1,298,248

Capital expenditures (3)	$71,591	$94,030	$6,533	$3,998	$16,795	$576	$193,523

EBITDA	$(11,138)	$(37,927)	$(2,229)	$(3,925)	$(2,596)	$(11,715)	$(69,530)

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Other consists primarily of corporate operations, intercompany eliminations and the results of operations of the executive management Rabbi trust. All material intercompany accounts and transactions have been eliminated.

(2)	EBITDA for 2002 excludes allowance for stockholder loan of $10.4 million included in Selling, general and administrative expenses.

(3)	Includes property and equipment acquired through vendor financing arrangements of approximately $107.9 million in 2001 and $30.8 million in 2000.

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

NOTE 9 — Commitments and Contingencies

      We have operating lease agreements for our premises and equipment that expire on various dates through 2010. Amounts due under the operating agreements are subject to increases in accordance with their terms. Rent expense for the years ended December 31, 2002, 2001 and 2000 were $7.4 million, $8.0 million and $4.3 million, respectively.

      Minimum future lease payments under non-cancelable operating leases, including the capacity purchase agreement, in effect at December 31, 2002 were as follows (in thousands):

2003	$6,139
2004	4,960
2005	4,407
2006	3,750
2007	3,750
Thereafter (through 2015)	13,785

$36,791

      We have been named as a nominal defendant in an action entitled Confin International Investments, Inc., Pltf. v. AT&T Corp., et al, filed in the Delaware Court of Chancery in New Castle County on October 29, 2002 in which AT&T Corp. and each of our directors have been named as defendants. The complaint in the action contains two counts, the first styled as a derivative claim on our behalf alleging breach of the duty of loyalty by AT&T Corp. and the members of our board of our directors. The second count alleges a class action by our shareholders (other than AT&T Corp. and our directors) for unspecified damages purportedly caused by the actions alleged in the first count. The complaint seeks recovery of the plantiff’s attorney’s fees and costs, and alleges plaintiff has been a shareholder of the Company for a relevant period.

      We expect that AT&T Corp. will defend this lawsuit vigorously, and we anticipate that each of our directors, to the extent they are not dismissed from this action, will similarly launch a vigorous defense. While we are unable to predict the outcome of this case, we do not believe it will have a material impact on our financial condition, results of operation, or cash flows.

      In June 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2002 Siemens initiated a second, similar action covering approximately $4.0 million original face amount of notes. We received an adverse judgment in the first proceeding in October 2002 and in the second proceeding in January 2003. We have appealed the first action, and intend to file an appeal in the second action if the judgment is entered. We also have $3.7 million in additional notes to Siemens that are due in March 2003. We are currently in discussions with this creditor to resolve and reschedule these obligations. In June 2002 we also received a complaint in New York Supreme Court from IIG Capital, an investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. We are in the process of defending this action.

      In November 2002 Banco Itaú S.A. initiated a legal proceeding in Brazil against our subsidiary, AT&T do Brasil, concerning a loan in the amount of approximately US $12.0 million. Banco Itaú S.A. has attempted to accelerate payment of all amounts outstanding under the loan of which approximately US $2.2 million at December 31, 2002 was past due. In January 2003 AT&T do Brasil filed a pre-executory exception in this collection action which exception was reversed in March 2003. Also, at the request of Banco Itaú S.A., in the same decision the court decided: (i) to grant to Banco Itaú S.A. rights over certain forward contracts totalling approximately $9.4 million (as of March 14, 2003) in favor of the Company, which are payable in April 2003; and (ii) to create a pledge on certain bank accounts of AT&T do Brasil indicated by Banco Itaú S.A. However, on March 24, 2003, AT&T do Brasil obtained a suspension on the pledge order in an interlocutory appeal.

      On November 17, 2002, HSBC initiated a legal proceeding in Brazil against AT&T do Brasil asserting a claim for attachment of assets and rights on a $8.4 million loan. On December 13, 2002, AT&T do Brasil filed a Provisional Remedy to suspend the effects of a cross default and acceleration clause contained in two loan agreements entered into with HSBC. The injunction was granted on December 16, 2002 and the ability of HSBC to accelerate the loan agreements was suspended. On December 27, 2002, HSBC contested the injunction but the court confirmed its decision.

      We have not paid approximately $6.6 million under contracts with AT&T Corp., including approximately $0.8 million under our service mark license agreements. In addition, we have not paid a retention payment of $0.5 million due February 28, 2003 under an employment contract with our chief executive officer and have received notice of such non-payment (which non-payment may be cured within 30 days for such notice). We are in discussions with AT&T Corp. and our chief executive officer regarding a restructuring of our obligations under these contracts. If we are not able to reach agreement, these contracts could be terminated, and the counterparties could pursue remedies against us.

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

      See Note 13 with respect to our commitments under our Deferred Compensation Plan.

NOTE 10 — New Accounting Pronouncements

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 stops the amortization of our goodwill, which is allocated through our country operations, and requires an annual, or when events or circumstances dictate a more frequent, impairment review of our goodwill. Accordingly, as of January 1, 2002, we no longer amortize our goodwill. We have recorded a transitional

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss of $267.8 million as of January 1, 2002, which has been recorded as a cumulative effect of change in accounting principle in our country operations as follows: Argentina — $33.2 million, Brazil — $67.4 million, Chile — $19.3 million, Colombia — $28.4 million and Peru — $119.5 million. Subsequent to the implementation of this accounting principle and in connection with the our review of our business plan, cash flow and liquidity position, market capitalization based on the trading price of our shares of Class A common stock as of the valuation date and economic conditions in the countries in which we operate, we assessed the value of our goodwill and determined additional impairment loss in goodwill in our country operations as follows: Brazil — $88.5 million, Chile — $195.0 million, Colombia — $50.0 million and Peru — $115.0 million. The aggregate amount of impairment of $448.5 million has been recorded as impairment loss on goodwill in the accompanying consolidated financial statements for the year ended December 31, 2002. The fair value of our goodwill was determined using discounted cash flows on the current projected operations of our country operations and market capitalization of our business.

      Since December 31, 2001, our goodwill carrying amount has changed as a result of an impairment of $716.3 million (including the cumulative effect of change in accounting principle) and the change which resulted from using a different foreign currency translation rate at December 31, 2002 compared to December 31, 2001. If goodwill amortization had not been recorded in 2001, our 2001 adjusted net loss and basic and diluted adjusted loss per share would have been $266.3 million and $2.29 per share, respectively, instead of $309.9 million and $2.66 per share, respectively.

      Our intangibles amounted to $14.4 million and $24.1 million (net of accumulated amortization of $20.0 million and $10.6 million) as of December 31, 2002 and 2001, respectively. Our intangibles do not have residual value and the weighted average amortization period is approximately 5.6 years. The most significant intangible asset at December 31, 2002 and 2001 relates to the fair value of customer contracts acquired with the FirstCom acquisition. The aggregate amortization expense related to our intangibles for the years ended December 31, 2002, 2001, and 2000 amounted to $10.6 million, $7.1 million and $3.4 million, respectively. The estimated aggregate amortization expense of intangibles for the next five years is estimated to be as follows:

Amount

2003	$5,225
2004	5,225
2005	3,492
2006	25
2007 and thereafter	478

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. We will adopt SFAS No. 145 on January 1, 2003 and expect no material effect on our consolidated results of operation or financial position

      In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement is effective for transactions initiated after December 31, 2002 and is to be applied prospectively.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies when a liability for the obligation undertaken should be recognized. The initial measurement of the liability is the fair value of the guarantee at its inception. This interpretation does not prescribe a specific account for the guarantor’s offsetting entry when it recognizes the liability at the inception of a guarantee nor does it specify the subsequent measurement of the guarantors recognized liability. The initial recognition and measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are included in Note 3. FIN 45 is not expected to have a material effect on the Company’s consolidated results of operation and financial position.

NOTE 11 — Extraordinary Gain (Loss) on Debt Restructuring

      As part of the restructuring of our financing with AT&T Corp., we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half are exercisable at a price of $0.01 per share. The warrants have been valued using the Black-Scholes pricing model with the following assumptions: 6 years expected life; a volatility factor of 132.0%; and a risk-free interest rate of 5.2%. The warrants are exercisable immediately and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in an extraordinary loss of $6.3 million for the year ended December 31, 2002.

      In June 2002 we signed an agreement with one of our vendors for the restructuring of the financing provided under certain vendor financing agreements with the vendor. Under the restructuring agreement it was agreed to reduce the principal outstanding from $9.5 million to $8.6 million as well as a reduction of interest rate from LIBOR plus 7.0% to LIBOR plus 0.0%. The restructuring also provided for quarterly payment of interest commencing in August 2002 with a maturity of the principal in April 2004. The debt restructuring resulted in an extraordinary gain of $1.8 million, resulting from the reduction of principal and accrued interest, which have been included in the statement of operation for the year ended December 31, 2002.

NOTE 12 — Other Expense (Income), Net

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $20.8 million fair value of forward currency contract assets which are included as prepaid expenses and other current assets on our December 31, 2002 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge. We have certain hedge transactions in Brazil and the United States, the counterparties of which are also creditors of ours holding certain commercial bank loans. To the extent we do not succeed in restructuring certain of those loans, we may not gain access to some of the hedge settlement proceeds as they come due. Failure to collect on hedge proceeds would materially impair our liquidity outlook.

      Derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. At December 31, 2002, we have no amounts recorded in other comprehensive income.

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

      Due to our current credit capacity and higher margin requirements needed by our counter-party financial institutions we were not able to continue our rollover strategy on our existing forward contracts. As a result, we discontinued cash flow hedge accounting for our remaining portfolio of forward contracts that are protecting us from Brazilian Real fluctuations against the U.S. dollar on loans held by AT&T do Brazil resulting in a charge to other expense of $29.3 million. The remaining components of other expense were foreign currency transaction losses, fair value changes on our undesignated forward contracts, and other non-operating expenses.

NOTE 13 — Deferred Compensation Plan

      In November 2000 we adopted a deferred compensation plan for various members of management that permits them to defer 10% to 80% of their cash compensation until the earlier of their termination of employment or the date on which they designated as a distribution date at the time they elected to make a deferral. The plan authorized the Company to make voluntary contributions to the plan on behalf of the participants, which amounts would have been subject to vesting. To date the Company has made no voluntary contributions. Deferrals made under the plan have been placed in a “rabbi trust” which is primarily invested in policies insuring the life of each participant. The investment income or losses on the investments options made by the participants are included in our consolidated statement of operations. To date we have included approximately $0.2 million of investment losses with respect to participants’ investment elections.

      The plan entitled the participants to receive their entire vested amount in the plan upon termination of employment together with an additional amount calculated as a gross-up using the maximum corporate income tax rate (currently 35%). The amount of the gross up (assuming a 35% corporate tax rate) was equal to 0.5384 multiplied by the participant’s account balance upon distribution. As of December 31, 2002, we had incurred cash expenses of approximately $0.3 million with respect to gross-up payments paid to participants that are no longer employed by us. As of December 31, 2002, the amount recorded as deferred compensation in the plan was approximately $2.8 million.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During January 2003, all participants of the deferred compensation plan waived their rights to their additional amounts calculated as a gross-up in lieu of early termination of the plan. The plan was terminated in the first quarter of 2003.

NOTE 14 — Quarterly Information (Unaudited)

      The following table presents unaudited quarterly operating results for the years ended December 31, 2002 and 2001. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes therefore for the period presented.

	2002 Quarter Ended				2001 Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31

Revenue	$44,161	$41,974	$39,917	$39,541	$31,670	$33,647	$39,260	$46,333

Gross margins	$15,675	$15,501	$15,541	$15,265	$5,898	$5,277	$6,884	$12,739

Impairment loss on goodwill	$—	$—	$413,469	$35,000	$—	$—	$—	$—

Loss from operations	$(30,688)	$(38,391)	$(467,858)	$(82,629)	$(51,557)	$(53,458)	$(50,305)	$(53,607)

Net loss	$(345,321)	$(103,292)	$(532,332)	$(121,565)	$(72,968)	$(73,051)	$(79,700)	$(84,254)

Basic and diluted net loss per common share	$(2.92)	$(0.87)	$(4.48)	$(1.02)	$(0.63)	$(0.63)	$(0.69)	$(0.72)

Weighted average common Shares outstanding	118,399	118,641	118,740	118,707	116,296	116,296	116,296	117,063

EBITDA(a)	$(13,496)	$(13,213)	$(10,782)	$(9,455)	$(26,858)	$(28,702)	$(25,064)	$(24,250)

CAPEX (b)	$7,334	$12,795	$9,333	$8,923	$92,547	$55,752	$51,975	$45,503

(a)	EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization expense plus impairment loss on goodwill plus allowance for stockholder loan. Management believes EBITDA is meaningful to investors because they provide analyses of operating results using the same measures used by our chief operating decision makers. In addition, we believe that EBITDA allow investors a means to evaluate the financial results of each segment in relation to our total operations. Our calculations of EBITDA may or may not be consistent with the calculation of these measures by other public companies. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles (GAAP) measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

(b)	We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of dispositions, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies.

      Our quarterly results of operations were affected as follows: 1Q — 2002 $6.3 million related to an extraordinary loss on debt restructuring with our parent company AT&T Corp. and $267.8 million related to the cumulative effect of change in accounting principle related to implementation of SFAS 142; 2Q — 2002 $8.7 million related to incremental depreciation on certain non-core assets and excess property and equipment not deployed on our countries operations and $1.8 million gain related to and extraordinary gain on debt restructuring with a equipment supplier; 3Q — 2002 $22.2 million related to incremental depreciation on certain non-core assets and excess property and equipment not deployed on our countries operations, $413.5 million related to impairment loss on goodwill; 4Q — 2002 $9.3 million related to incremental

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation on certain non-core assets and excess property and equipment not deployed on our countries operations, $15.6 million related to deferred financing costs no longer amortizable over the maturity of the senior secured vendor financing due to the termination of such financing, $2.0 million related to early termination of an operating lease and $35.0 million related to impairment loss on goodwill.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10.	Directors and Executive Officers of AT&T Latin America

      Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this Annual Report on Form 10-K. The other information required by Item 10 will be included in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002, which information is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11.     Executive Compensation

      Information required by Item 11 will be included in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002, which information is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Other Related Stockholder Matters

      Information required by Item 12 will be included in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002, which information is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.     Certain Relationships and Related Transactions

      Information required by Item 13 will be included in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002, which information is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.     Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective.

      There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this most recent evaluation of our disclosure controls and procedures.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Index to Financial Statements

      Please see page 49 of this Annual Report on Form 10-K for the index to financial statements.

      (b) Reports on Form 8-K

      On November 14, 2002 we filed a current report on Form 8-K disclosing information under Item 9, Regulation FD Disclosure.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Washington D.C., on March 28, 2003.

AT&T Latin America Corp.

By:	/s/ PATRICIO E. NORTHLAND

Name: Patricio E. Northland* Title:	Director, President and CEO

(Principal Executive Officer)

By:	/s/ LAWRENCE E. YOUNG

Name: Lawrence E. Young

Title:	Chief Financial Officer

(Principal Financial and Accounting Officer)

*	As President and CEO, as Director and as attorney-in-fact for Messrs. Ames, Anderson, Dwyer, Harrison, Kleinman, Petrillo, and Webster.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Patricio E. Northland, certify that:

(1)	I have reviewed this Annual Report on Form 10-K for AT&T Latin America Corp.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

March 27, 2003

/s/ PATRICIO E. NORTHLAND

Patricio E. Northland
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Lawrence E. Young, certify that:

(1)	I have reviewed this Annual Report on Form 10-K for AT&T Latin America Corp.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

March 27, 2003

/s/ LAWRENCE E. YOUNG

Lawrence E. Young
Chief Financial Officer

POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes, constitutes and appoints Patricio E. Northland and Lawrence Young or any of them, as such person’s attorney-in-fact, with full power of substitution and resubstitution, to sign and file on such person’s behalf individually and in each capacity stated below AT&T Latin America’s Annual Report on Form 10-K, any and all amendments to this report, as fully as such person could do in person, hereby ratifying and confirming all that such attorney-in-fact, or his substitutes, may lawfully do or cause to be done by virtue hereof.

      Each of the undersigned has signed this power of attorney as of this 28th day of March 2003.

/s/ PATRICIO E. NORTHLAND

Patricio E. Northland
Chairman, President and CEO
(Principal Executive Officer)

/s/ LAWRENCE E. YOUNG

Lawrence E. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ A. GARY AMES

A. Gary Ames
Director

/s/ RICHARD K. ANDERSON

Richard K. Anderson
Director

/s/ EDWARD A. DWYER

Edward A. Dwyer
Director

/s/ R. REED HARRISON III

R. Reed Harrison
Director

/s/ DAVID C. KLEINMAN

David C. Kleinman
Director

/s/ JOHN C. PETRILLO

John C. Petrillo
Director

/s/ GEOFFREY S. WEBSTER

Geoffrey S. Webster
Director

EXHIBIT INDEX

Exhibit
Number	Description

**3.1	Amended and Restated Certificate of Incorporation of AT&T Latin America Corp.
**3.2	Amended and Restated Bylaws of AT&T Latin America Corp.
**4.1	Amended and Restated Certificate of Incorporation of AT&T Latin America Corp. (See Exhibit 3.1)
**4.2	Amended and Restated By-laws of AT&T Latin America Corp. (See Exhibit 3.2)
***4.3	Credit Facility Agreement, dated as of February 27, 2002 among Global Card Holdings Inc., AT&T Corp., AT&T Latin America Corp., AT&T Argentina S.A., AT&T Peru S.A, AT&T do Brasil S.A., AT&T Colombia S.A. and AT&T Chile S.A.
***4.4	Amended and Restated Certificate of designation of shares of 15% Series B Preferred stock of AT&T Latin America Corp.
***4.5	Warrant Agreement, dated as of March 22, 2002, among AT&T Latin America Corp. and AT&T Corp.
***4.6	Common Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American Equipment Finance B.V., the administrative agents party thereto and ABN AMRO Trustees Limited, as collateral agent.
***4.7	Credit Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American Equipment Finance B.V., Cisco Systems Capital Corporation, the other lenders from time to time party thereto, and Bankers Trust Company, as administrative agent.
***4.8	Credit Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American Equipment Finance B.V., Lucent Technologies Inc., the other lenders from time to time party thereto, and Bankers Trust Company, as administrative agent.
***4.9	Credit Agreement dated as of December 21, 2001, as amended and restated as of March 25, 2002, among AT&T Latin America Corp., Latin American Equipment Finance B.V., Nortel Networks Limited, the other lenders from time to time party thereto, and Bankers Trust Company, as administrative agent.
***4.10	Subordination Agreement dated as of March 25, 2002, among AT&T Latin America Corp., Latin American Equipment Finance B.V., certain subsidiaries of AT&T Latin America Corp., Global Card Holdings Inc., AT&T Corp. and ABN AMRO Trustees Limited, as collateral agent.
**10.1	Regional Vehicle Agreement, dated August 28, 2000, between AT&T Latin America Corp. and AT&T Corp.
*10.2	Service Mark License Agreement, dated November 18, 1999, between AT&T Latin America Corp. and AT&T Corp.
*10.3	Employment Agreement, dated as of November 1, 1999, between AT&T Latin America Corp. (formerly Kiri Inc.), FirstCom Corporation and Patricio E. Northland.
****10.4	Employment Agreement dated as of June 2002 between AT&T Peru S.A. and Jose Gandullia.
*10.5	Employment Agreement, dated as of May 15, 2000, between AT&T Latin America Corp. (as successor to FirstCom Corporation) and Thomas C. Canfield.
*10.6	Employment Agreement, dated as of June 26, 2000, between AT&T Latin America Corp. and Marco Northland.

Exhibit
Number	Description

10.7	Employment Agreement, dated as of August 28, 2000, between AT&T Chile Long Distance S.A. and Carlos Fernandez.
**10.8	AT&T Latin America 2000 Long Term Incentive Program.
***10.9	Executive Retention Plan, dated as of November 1, 2000.
*****10.10	Amended and Restated Promissory Note, dated as of November 27, 2001, superceding Promissory Note dated as of January 26, 2001, in each case by Patricio E. Northland as borrower.
*****10.11	Amended and Restated Security Agreement, dated as of November 27, 2001, between Patricio E. Northland and AT&T Latin America Corp.
*****10.12	Letter relating to retention bonus, dated as of November 27, 2001, between AT&T Latin America Corp. and Patricio E. Northland.
*****10.13	Restricted Stock Agreement, dated as of November 27, 2001, between AT&T Latin America Corp. and Patricio E. Northland.
*****10.14	Sample Stock Option Agreement under the AT&T Latin America Corp. 2000 Long-Term Incentive Plan.
**21.1	Subsidiaries of AT&T Latin America Corp.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Powers of Attorney (included with signature page).

*	Incorporated by reference to AT&T Latin America’s Registration Statement on Form S-4, dated July 27, 2000 (Registration #333-42176).

**	Incorporated by reference to AT&T Latin America’s Annual Report on Form 10-K, for the year ended December 31, 2000, dated April 2, 2001.

***	Incorporated by reference to AT&T Latin America’s Annual Report on Form 10-K, for the year ended December 31, 2001, dated April 1, 2002.

****	Incorporated by reference to AT&T Latin America’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002, dated November 14, 2002.

*****	Incorporated by reference to AT&T Latin America’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, dated August 14, 2002.