Form 10-K/A
period 2002-12-31
AT&T LATIN AMERICA CORP
filed 2003-04-30
CIK 1113527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒

      As of April 24, 2003, 45,554,017 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding. As of April 24, 2003, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the $0.08 closing price for the registrant’s Class A common stock on OTCC on April 24, 2003 was approximately $2,710,653. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

      AT&T Latin America Corp. hereby amends its annual report on the Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 with this Form 10-K Amendment No. 1 to add Items 10 through 13 of Part III.

PART III

ITEM 10.     Directors and Executive Officers of AT&T Latin America

      Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this Annual Report on Form 10-K.

      The following sets forth biographical information for each of our directors.

      Patricio E. Northland has been our Chairman of the board of directors and Chief Executive Officer since August 2000. Mr. Northland has over seventeen years of experience as an international communications executive and entrepreneur. Mr. Northland was Chairman of the board of directors, President and Chief Executive Officer of FirstCom from November 1996 until the FirstCom merger. Born in Chile, Mr. Northland is a U.S. citizen. In 1991, Mr. Northland founded AmericaTel Corporation, a Miami-based international communications carrier providing satellite-based voice, data and fax communications services to corporate customers throughout Latin America. Prior to his involvement with AmericaTel, Mr. Northland held key management positions with PanamSat and IntelSat. In 1996, Mr. Northland sold his interest in AmericaTel to Entel.

      A. Gary Ames has been a director since August 2000. Mr. Ames is currently retired. From June 1998 to July 2000, Mr. Ames served as President and Chief Executive Officer of MediaOne International, a communications company. From July 1995 to June 1998, Mr. Ames served as President and Chief Executive Officer of US West International, also a communications company. Mr. Ames currently serves on the board of directors of Albertsons, Inc. (NYSE symbol: ABS), Tektronix Inc. (NYSE symbol: TEK), Pac-West Telecomm Inc., and iPass, a private company.

      Edward M. Dwyer has been a director since May 2000. Since May 1997, Mr. Dwyer has been Treasurer of AT&T Corp. From November 1989 to May 1997 he served as Chief Financial Officer of AT&T Capital Corp.

      R. Reed Harrison III has been a director since May 2001. Mr. Harrison has been Senior Vice President of Network Engineering & Operations of AT&T Corp. since January 2003 and has also held various other management positions with AT&T Corp., which he joined in 1978. Mr. Harrison is responsible for planning, engineering, and operation of AT&T Corp.’s network. He has also been the business leader with overall profit and loss responsibility for AT&T’s CLEC (competitive local exchange carrier) business in the United States. Mr. Harrison has over 30 years experience in the telecommunications industry: local network engineering and operations at The C&P Telephone Company of Maryland; sales, product planning and management, and Bell Labs R&D at AT&T Network Systems; and CIO and long distance network planning, engineering, and operations at AT&T Corp.

      David C. Kleinman has been a director since August 2000. Mr. Kleinman was a director of FirstCom Corporation from May 1997 to the date of the FirstCom merger. Mr. Kleinman is currently Adjunct Professor of Strategic Management at the Graduate School of Business of The University of Chicago where he has taught since 1971. Mr. Kleinman serves as the non-executive chairman of the board of directors of Irex Corporation. Mr. Kleinman is also a trustee of the Acorn Fund, the Acorn International Fund, the Acorn USA Fund, the Acorn Select Twenty Fund and the Acorn Foreign Forty Fund, which are registered under the Investment Company Act of 1940, and he serves as a member of the board of directors of Sonic Foundry, Inc.

      John C. Petrillo has been a director since June 2000. Mr. Petrillo has held various positions with AT&T Corp. since 1971, most recently as Executive Vice President of Corporate Strategy and Business Development, in which capacity he is responsible for overall business strategy and the development of AT&T Corp.’s online service and electronic messaging businesses.

      Geoff Webster has been a director since May 2002. Mr. Webster is AT&T’s International Ventures Vice President with overall responsibility for AT&T’s activities in the International Ventures Organization. Mr. Webster joined AT&T in November 2001 from Concert, where he served as Vice President — Law for the network and global products organizations from January 2000. Prior to that, Mr. Webster served as General Counsel for the Concert organization before its formal launch as the AT&T Corp./ British Telecom plc global venture and, from April 1996 to September 1998, as Corporate Counsel Europe for British Telecom plc. Mr. Webster serves on the board of directors of Alestra, the second largest telecommunications carrier in Mexico.

      Richard K. Anderson has been a director since March 2003. Mr. Anderson has held various positions with AT&T Corp. since 1995, most recently as Vice President, Strategy and Applied Research. Prior to joining AT&T Corp., Mr. Anderson was the Chief Technology Officer for Kwasha Lipton, an employee benefits consulting firm, where he was responsible for strategic planning, administration, systems and finance. Mr. Anderson was a Principal with McKinsey & Company, in New York where he led their worldwide practice in Information Management and Technology. Before that, Mr. Anderson was a Partner with Andersen Consulting in Washington, D.C.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of these equity securities. There were two filings which were filed outside of the time permitted by the Exchange Act Rules. On February 14, 2002, Lourdes Meneses filed a Form 3. The event requiring a filing was April 3, 2001, the date Ms. Meneses joined the Company. On April 15, 2003, Richard K. Anderson filed a Form 3. Mr. Anderson was elected to the Board of Directors of AT&T Latin America on March 27, 2003. To our knowledge, other than as noted in the preceding sentence and based upon the reports filed and written representations that no other reports were required, during the fiscal year ended December 31, 2002, none of our directors, executive officers and 10% stockholders failed to file on a timely basis reports required by Section 16(a).

ITEM 11.     Executive Compensation

Summary Compensation Table

      The following table describes the components of the total plan and non-plan compensation that was awarded to, earned by or paid to our chief executive officer during the year ended December 31, 2002 and each of our four most highly compensated executive officers (other than the chief executive officer) who were serving as executive officers at the end of 2002, for any services rendered in any capacity to us or our subsidiaries. We refer to these individuals as the “named executive officers.”

							Long-term
							Compensation (1)
							Awards
			Annual Compensation
							Restricted	Securities
					Other Annual		stock	underlying	All Other
			Salary	Bonus	Compensation		award(s)	options	Compensation
Name and principal position	Year		($)	($)	($)		($)	(#)	($)

Patricio E. Northland	2002		585,083	119,000	2,310,946	(2)	—	750,000	158,131	(11)
Chairman of the Board and	2001		531,250	450,000	2,609,845	(3)	2,660,000 (4)	1,170,000	7,000	(12)
Chief Executive Officer	2000	(10)	186,250	250,000	8,000	(5)	—	—	—
Marco A. Northland	2002		313,511	32,500	8,800	(5)	65,500 (6)	70,000	89,451	(13)
Chief Operating Officer and	2001		296,929	144,374	9,600	(5)	—	162,500	2,625	(12)
Executive Vice President of	2000	(10)	88,166	169,000	3,200	(5)	—	200,000	3,747	(12)
Business Services
Thomas Canfield	2002		280,215	29,994	8,800	(5)	32,500 (7)	70,000	102,500	(14)
General Counsel	2001		258,333	97,565	9,600	(5)	—	153,000	—
	2000	(10)	88,333	83,700	3,200	(5)	—	—	—
Jose Gandullia	2002		240,000	31,512	82,130	(8)	—	70,000	—
General Manager — AT&T Peru
Carlos Fernandez	2002		228,524	74,126	14,559	(9)	—	70,000	—
General Manager — AT&T Chile

(1)	There were no long-term compensation or LTIP pay-outs during 2002, 2001 and 2000.

(2)	This other annual compensation consists of a $22,000 car allowance and $2,288,946 of retention bonus, including $538,946 of federal tax gross-ups.

(3)	This other annual compensation consists of a $24,000 car allowance and $1,000,000 of retention bonus and $1,585,845 of federal tax gross-up related to a 2,000,000 restricted shares award.

(4)	The dollar value at the date of the award of all the restricted shares awarded in 2001 was $2,660,000. As of December 31, 2002, the value of the 2,000,000 shares of restricted stock granted in 2001 was $430,000. The Company does not expect that any dividends will be paid in the foreseeable future with respect to common stock, including restricted stock.

(5)	This other annual compensation consists of a car allowance.

(6)	Represents the dollar value at the date of the award of 50,000 restricted shares of common stock. The Company does not expect that any dividends will be paid in the foreseeable future with respect to common stock, including restricted stock.

(7)	Represents the dollar value at the date of the award of 50,000 restricted shares of common stock. The Company does not expect that any dividends will be paid in the foreseeable future with respect to common stock, including restricted stock.

(8)	This other annual compensation consists of a car allowance and a required bonus pursuant to Peruvian law.

(9)	This other annual compensation consists of a car allowance.

(10)	Represents compensation from August 29, 2000 through December 31, 2000.

(11)	Includes cash payment allowance for moving expenses of $128,145, employer’s matching contribution to our defined contribution plan of $7,333 and $22,653 of compensation related to personal expenses paid by the Company on his behalf for legal services.

(12)	Represents employer’s matching contribution to our defined contribution plan.

(13)	Represents cash payment allowance for moving expenses of $86,701 and employer’s matching contribution to our defined contribution plan of $2,750.

(14)	Represents cash payment allowance for moving expenses of $100,000 and employer’s matching contribution to our defined contribution plan of $2,500.

Stock Option Grants in 2002

      The following table discloses the individual grants of stock options made under our 2000 Long Term Incentive Plan during the year ended December 31, 2002 to each of the named executive officers:

Individual Grants
					Potential realizable value
	Number of				at assumed annual rates
	securities	Percent of total			of stock price appreciation
	underlying	options granted	Exercise of		for option term
	options	to employees in	base price	Expiration
Name	Granted(#)(1)	fiscal year	($/Sh)	Date	5%($)(2)	10%($)(2)

Patricio E. Northland	750,000	18.56%	1.245	05/02/2007	1,191,728	1,503,814
Chairman of the Board and Chief Executive Officer
Marco A. Northland	70,000	1.70%	1.245	05/02/2007	111,228	140,356
Chief Operating Officer and Executive Vice President of Business Services
Thomas Canfield	70,000	1.70%	1.245	05/02/2007	111,228	140,356
General Counsel
Jose Gandullia	70,000	1.70%	1.245	05/02/2007	111,228	140,356
General Manager — AT&T Peru
Carlos Fernandez	70,000	1.70%	1.245	05/02/2007	111,228	140,356
General Manager — AT&T Chile

(1)	Options are subject to a three-year vesting schedule.

(2)	The 5% and 10% assumed rates of compound stock price appreciation are prescribed by the rules and regulations of the Securities Exchange Commission (SEC) and do not represent our estimate our projection of the future trading prices of our shares of Class A common stock. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% rates or at any other defined level. If the calculation of the “potential realizable value at assumed annual rates of stock price appreciation for option term” were based on the closing trading price of ATTL’s Class A common stock as of December 31, 2002, instead of the exercise price as prescribed by the rules and regulations of the SEC, the potential realizable value for each of the options listed in this table would be $0.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      None of our named executive officers exercised any of our stock options in fiscal 2002. The following table provides information concerning the fiscal year-end value of unexercised options, provided on an aggregated basis, of each of the named executive officers:

			Number of securities		Value of unexercised in-
			underlying unexercised		the-money options at
	Shares acquired		options at FY-end (2002)		FY-end ($)
Name	on Exercise	Value realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Patricio E. Northland	N/A	N/A	4,315,111/	2,752,222	0/0
Chairman of the Board and Chief Executive Officer
Marco A. Northland	N/A	N/A	354,166/	211,667	0/0
Chief Operating Officer and Executive Vice President of Business Services
Thomas Canfield	N/A	N/A	150,999/	272,001	0/0
General Counsel
Jose Gandullia	N/A	N/A	199,999/	207,501	0/0
General Manager — AT&T Peru
Carlos Fernandez	N/A	N/A	217,499/	195,001	0/0
General Manager — AT&T Chile

Long-Term Incentive Plan

      See Stock Option Grants in 2002 chart on page 5 for awards made to each named executive officer during the year ended December 31, 2002 under our 2000 Long Term Incentive Plan.

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

      The plan entitled the participants to receive their entire vested amount in the plan upon termination of employment together with an additional amount calculated as a gross-up using the maximum corporate income tax rate (currently 35%). The amount of gross up (assuming a 35% corporate tax rate) was equal to 0.5384 multiplied by the participant’s account balance upon distribution.

      During January 2003, all participants of the deferred compensation plan waived their rights to their additional amounts calculated as a gross-up in lieu of early termination of the plan. The plan was terminated in the first quarter of 2003.

Compensation of Directors

      Non-employee directors receive an annual retainer of $25,000, payable on a quarterly basis in cash or in “deferred units.” Under the “deferred units” arrangement, a participant may elect to defer receipt of the annual retainer by written notice to us no later than six months before the date the annual retainer would otherwise be payable. Any deferred annual retainer will be deemed invested in a deferred unit account, which will initially be credited with a notional number of our shares of Class A common stock equal to the annual retainer so deferred divided by the fair market value per share on the date the annual retainer would otherwise be payable. One additional deferred unit will be credited to the participant’s account for every five deferred units credited to such participant’s account. The participant will be immediately vested in the deferred units and will vest in the additional units six months after such additional units are credited to the account. If we pay dividends on outstanding shares, dividends will also be credited to accounts, in the form of additional units, as if units were outstanding shares. The participant will vest in dividend units at the same time as the underlying deferred units or additional units in respect of which such dividend units are paid.

      In addition, non-employee directors who are also not employed by any affiliate will receive an annual retainer of $5,000 to serve as chair of a board committee, payable in cash on a quarterly basis. They also receive $1,000 per meeting for attendance as a committee member or $1,250 per meeting for attendance as a committee chairman.

      On May 2, 2002, each such non-employee non-affiliate director was granted options to acquire 100,000 shares at a price per share of $1.245. These options will vest on May 2, 2003, subject to the director’s continued service on the board of directors.

Employment Contracts and Termination and Change of Control Arrangements

      Patricio E. Northland, our Chairman of the board of directors and Chief Executive Officer, is party to a five-year employment agreement that will automatically renew in one-year increments starting in 2005, unless either party gives notice of intent not to renew within 90 days of the end of the initial term or additional term. Under this agreement, Mr. Northland is to receive an annual base salary, which is currently $595,000. Mr. Northland’s annual base salary may be increased each year as determined by our Compensation Committee. Mr. Northland is to receive an annual performance bonus that may range from 0% to 200% of base salary, with a target bonus of 100% of base salary, that is determined based upon the satisfaction of performance criteria established by the compensation committee of our board of directors. In addition, he is entitled to a retention bonus of up to $3,000,000 payable in six equal installments of $500,000 on each February 28, 2001, 2002 and 2003 and August 28, 2001, 2002 and 2003, provided he remains employed as of each such payment date. Mr. Northland is also entitled to a car allowance of $1,000 per month during his employment period. Under a separate agreement, he is entitled to an annual retention bonus of up to $750,000 plus a tax gross-up payment on that amount payable for a period of 4 years on September 2002, 2003, 2004 and 2005.

      If we terminate Mr. Northland’s employment other than for “cause,” or if he terminates his employment for “good reason,” he will be entitled to severance of two times the amount of his annual base salary and target annual bonus plus a pro rata amount of the annual bonus for the year in which his employment is terminated. In addition, his retention bonus will be immediately payable, all stock options and restricted stock will vest and his unsecured loan in the amount of approximately $9.5 million will be forgiven. “Cause” includes certain actions or inactions of Mr. Northland’s that may be harmful to the Company, its affiliates or their respective businesses. “Good reason” includes, without Mr. Northland’s written consent, a diminution of his duties, responsibilities, salary or bonus, the relocation of his principal place of business from the metropolitan Washington, D.C. area, notice by us to terminate the automatic renewal of the agreement, and his failure to be elected to the board of directors as well as breach by the Company of any material term of Mr. Northland’s employment agreement.

      Mr. Northland agreed not to compete against us during his employment and thereafter for two years. Upon a change of control of the Company, the retention bonus will be immediately payable and the options and restricted shares will immediately vest in full. If his change of control payments are subject to an excise tax, and the payments subject to the excise tax exceed 110% of the amount of payments that could be paid that would not give rise to the excise tax, he will be entitled to a “gross-up” payment in an amount sufficient to make him whole after the imposition of the excise tax.

      Jose Gandullia entered into an employment contract, dated as of August 18, 2000, later revised June 2002, to serve as the General Manager of AT&T Peru, our subsidiary. The employment agreement is for an indefinite term; however, employment is at will and may be terminated by either party following a required 30-day notification period. Pursuant to this agreement, Mr. Gandullia is to receive an annual base salary, which is currently $282,240, and a target annual performance bonus of 50% of base salary, determined based upon the satisfaction of performance criteria established by AT&T Peru’s board of directors. Each year Mr. Gandullia is entitled to receive two complementary annual payments as required by Peruvian labor laws in an amount equal to one month of base salary. If Mr. Gandullia terminates his employment for “good reason” or his employment is terminated “without cause”, he may be entitled to a severance payment in an amount equal to his annual base salary then in effect plus an amount equal to the greater of his bonus earned in the year his employment is terminated or the average of his bonus earned in the prior two years. Until Mr. Gandullia becomes eligible for comparable benefits from a subsequent employer, he, his wife, dependents and beneficiaries will continue to be eligible to participate in our medical, dental, disability, life and other welfare insurance plans for a period of 12 months following termination. Mr. Gandullia is subject to a 12-month non-competition and non-soliciting clause after his employment ends. Upon a change in control of the Company, any unvested options held by him will vest.

      Carlos Fernandez, the General Manager of AT&T Chile, our subsidiary, entered into an employment contract with AT&T Chile in 2000. Mr. Fernandez’ employment contract has an initial term of five years and will automatically renew for one year thereafter provided that neither we nor Mr. Fernandez give notice of termination prior to 90 days prior to the end of the current term. Under his agreement, he is to receive an annual base salary, which is currently $247,520, and a target annual performance bonus of 50% of his annual base salary, determined based upon the satisfaction of performance criteria established by AT&T Chile. In addition, Mr. Fernandez was granted 100,000 options to purchase shares of our common stock. Half of these options vested in 2001, one-quarter vested in 2002 and one-quarter will vest in 2003. Mr. Fernandez is also entitled to a car allowance not to exceed approximately $7,316 per year. If we terminate Mr. Fernandez’ employment other than for “cause,” or if Mr. Fernandez terminates his employment for “good reason,” Mr. Fernandez may be entitled to severance in an amount equal to his annual base salary then in effect, the highest of the bonus earned in the year of termination or the average paid to the executive in the two previous years. Until Mr. Fernandez becomes eligible for comparable benefits from a subsequent employer, he, his wife, dependents and beneficiaries will continue to be eligible to participate in our medical, dental, disability, life and other welfare insurance plans for a period of 12 months following termination. Mr. Fernandez is subject to a 12-month non-competition and non-solicitation clause when his employment ends. Upon a change in control of the Company, any unvested options held by him will vest.

      Marco A. Northland, Chief Operating Officer and Executive Vice President of Business Services, entered into a two-year employment agreement, dated as of June 26, 2000, that automatically renews for an additional term unless either party gives notice of termination at least 90 days prior to the expiration of the current term. Under his employment agreement, Mr. Northland is entitled to receive an annual base salary, which is currently $325,000, and a target annual performance bonus of 50% of his base salary to be determined based upon the satisfaction of performance criteria established by our Chief Executive Officer or the compensation committee of our board of directors. In addition, Mr. Northland was granted 200,000 options to purchase shares of our common stock. Half of these options vested in 2001, one-quarter vested in 2002 and one-quarter will vest in 2003. Under his employment agreement, Mr. Northland is entitled to a car allowance of $400 per month. If Mr. Northland’s employment is terminated other than for “cause,” or he terminates employment for “good reason,” Mr. Northland may be entitled to a severance payment equal to his annual base salary (as then in effect). He will also be entitled to the greater of his target bonus for the year in which the termination occurs or the average of his actual annual bonus paid with respect to the two years preceding the year in which the termination occurs. He will also be entitled to a pro rata portion of the annual bonus paid for the year in which termination of his employment occurs. Until Mr. Northland becomes eligible for comparable benefits from a subsequent employer, he, his wife, dependents and beneficiaries will continue to be eligible to participate in our medical, dental, disability, life and other welfare insurance plans for a period of 12 months following termination of his employment. Upon termination of employment, Mr. Northland will be subject to a 12-month non-competition and non-solicitation agreement. Upon a change in control of the Company, any unvested options or restricted stock held by him will vest.

      Thomas C. Canfield, General Counsel and Secretary, has an employment agreement entered into in 2000 for an initial two year employment term. Mr. Canfield’s agreement automatically renews each year for an additional year term unless we or Mr. Canfield give notice of termination at least 90 days before the end of the current term. Under this agreement, Mr. Canfield is entitled to receive an annual base salary, which is currently $299,936, and a target annual performance bonus of 50% of his base salary that is determined based upon the satisfaction of performance criteria established by our Chief Executive Officer or the compensation committee of our board of directors. Mr. Canfield was granted 200,000 options to purchase shares of our common stock. Half of these options vested in 2002 and the remaining portion will vest in quarter installments in 2003 and 2004. In the event of a change in control, all 200,000 options that were granted to him under his employment agreement will immediately vest. Mr. Canfield is also entitled to a car allowance of $400 per month during his employment. If we terminate Mr. Canfield’s employment other than for “cause,” or he terminates employment for “good reason,” he may be entitled to a severance payment equal to his annual base salary (as then in effect) and an amount equal to the greater of his target bonus for the year in which the termination occurs or the average of his actual annual bonus paid with respect to the two years preceding the year in which the termination occurs. He will also be entitled to a pro rata portion of the annual bonus paid for the year in which his employment was terminated. Until Mr. Canfield becomes eligible for comparable benefits from a subsequent employer, he, his wife, dependents and beneficiaries will continue to be eligible to participate in our medical, dental, disability, life and other welfare insurance plans for a period of 12 months following termination of his employment. Upon termination of his employment, Mr. Canfield will be subject to a 24-month non-competition and non-solicitation agreement. Upon a change in control of the Company, any unvested options or restricted stock held by him will vest.

Compensation Committee Interlocks and Insider Participation

      During 2002:

•	None of the members of the compensation committee was an officer (or former officer) or employee of AT&T Latin America Corp. or any of our subsidiaries or our controlling shareholder;

•	None of the members of the compensation committee entered into (or agreed to enter into) any transaction or series of transactions with us or any of our subsidiaries or our controlling shareholder in which the amount involved exceeds $60,000;

•	None of our executive officers served on the compensation committee (or another board committee with similar functions) of any entity where one of that entity’s executive officers served on our compensation committee;

•	None of our executive officers was a director of another entity where one of that entity’s executive officers served on our compensation committee; and

•	None of our executive officers served on the compensation committee (or another board committee with similar functions) of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

Comparative Stock Performance Chart

      The following stock performance chart compares the cumulative total stockholder return on shares of our Class A common stock since August 29, 2000 (when our Class A shares began trading) with the Nasdaq Composite Index and the Nasdaq Telecom Composite Index.

Explanation

      The graph assumes $100 was invested on August 29, 2000 in our shares of Class A common stock, the Nasdaq Composite Index and the Nasdaq Telecom Composite Index:

		Nasdaq Stock Market	Nasdaq
	AT&T Latin America Corp.	(U.S.)	Telecommunications

8/00	100.00	100.00	100.00
9/00	48.56	89.72	90.87
12/00	15.83	60.08	57.84
3/01	14.57	44.83	50.97
6/01	28.66	52.84	42.28
9/01	10.13	36.66	35.16
12/01	6.79	47.66	38.72
3/02	8.63	45.16	27.57
6/02	3.11	35.99	16.63
9/02	4.14	28.88	15.27
12/02	1.21	32.95	17.84

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Other Related Stockholder Matters

Ownership of Our Securities

      The following table sets forth, as of March 31, 2003, information regarding the beneficial ownership of our common shares by:

•	each person that is known by us to own beneficially more than five percent of our outstanding shares based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934;

•	each of our directors and named executive officers who own our shares; and

•	all of our directors and executive officers as a group.

				Percent of
				Class A and B
	Title of	Amount and Nature of		Common
Name and Address of Beneficial Owner (1)	Class	Beneficial Ownership (2)		Stock (3)

AT&T Corp.	B	73,081,595	(4)	60.4%
AT&T Corp.	A	12,901,606	(4)	6.6%
Patricio E. Northland	A	8,865,111	(5)	2.8%
Lawrence E. Young	A	—		*
Marco A. Northland	A	556,682	(6)	*
Thomas C. Canfield	A	304,499	(7)	*
Jose Bravo	A	—		*
Joao A. Elek	A	46,332	(8)	*
Carlos Fernandez C.	A	257,499	(9)	*
Sergio Uribe	A	—		*
Jose Gandulia C.	A	239,999	(10)	*
A. Gary Ames	A	178,333	(11)	*
Richard K. Anderson	A	—		*
Edward A. Dwyer	A	—		*
R. Reed Harrison III	A	—		*
David C. Kleinman	A	493,333	(12)	*
John C. Petrillo	A	—		*
Geoffrey S. Webster	A	—		*
All directors and executive officers as a group	A	10,941,788		3.0%

*	Less than 1%

(1)	The address of all persons set forth in the table is 2020 K Street N.W., Washington D.C., 20006 unless stated otherwise.

(2)	“Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. A person “beneficially owns” stock not only if he holds it directly, but also if he indirectly (through a relationship, position as a director or officer or trustee, or a contract or understanding) has or shares the power to vote the stock or the power to sell the stock, or has the right to acquire it within 60 days.

(3)	For purposes of this calculation we have assumed the following: i) all shares of Class B common stock have been converted into shares of Class A common stock, which may be done at any time at the election of the holder. AT&T Corp. indirectly owns 100% of our shares of Class B common stock, ii) the exercise by AT&T Corp. of 2,450,803 warrants to acquire shares of our Class A common stock at an exercise price of $0.01 per share, and iii) vested options are exercised only if the exercise prices are lower than current market price of our common stock and its dilutive effect is included in the numbers of shares outstanding using the treasury stock method.

(4)	Includes the shares owned by ATTLA Holding Corp., a wholly-owned subsidiary of AT&T Corp. The address of AT&T Corp. and ATTLA Holding Corp. is One AT&T Way, Bedminster New Jersey 07921-0752.

(5)	Includes 5,465,111 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options of which 2,947,333 are held by Northland Investments, LTD., which is also the beneficial owner of 600,000 shares of our Class A common stock.

(6)	Includes 410,832 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

(7)	Includes 254,499 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

(8)	Includes 46,332 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

(9)	Includes 257,499 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

(10)	Includes 239,999 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

(11)	Includes 5,000 shares held under the A. Gary and Barb Ames Living Trust. Includes 173,333 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

(12)	Includes 463,333 shares of our Class A common stock that may be purchased upon the exercise of outstanding stock options.

Ownership of AT&T Corp. Securities

      The following table sets forth, as of March 31, 2003, information regarding the beneficial ownership of AT&T Corp. common stock by:

•	each of AT&T Latin America’s directors, nominees for directors and named executive officers who own AT&T Corp. shares; and

•	all of our directors and executive officers as a group.

	AT&T Corp.
	Common Stock
Name and Beneficial Owner	Number of Shares

A. Gary Ames	157,067	(1)
Edward M. Dwyer	78,050	(2)
R. Reed Harrison III	157,650	(3)
John C. Petrillo	513,546	(4)
Geoffrey Webster	7,967	(5)
Richard K. Anderson	131,166	(6)
All our directors and executive officers as a group	1,045,446

      No beneficial owner listed in this table owns more than 1% of the class of securities presented nor do the directors and executive officers as a group.

(1)	Includes 157,067 shares that may be purchased upon the exercise of outstanding options.

(2)	Includes 77,267 shares that may be purchased upon the exercise of outstanding options.

(3)	Includes 135,294 shares that may be purchased upon the exercise of outstanding options. Also includes 6,375 Stock Fund Units in the AT&T Long Term Savings Plan and 185 shares in the Employee Stock Ownership Program.

(4)	Includes 487,864 shares that may be purchased upon the exercise of outstanding options.

(5)	Includes 5,467 shares that may be purchased upon the exercise of outstanding options.

(6)	Includes 118,010 shares that may be purchased upon the exercise of outstanding options.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information regarding our existing compensation plans under which equity securities are authorized for issuance as of December 31, 2002.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants, and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders:
-2000 Long Term Incentive Plan	11,299,382	$5.9553	3,530,811
-FirstCom LTIP	7,561,666	$5.9747	—
Equity compensation plans not approved by security holders:
-Stock options issued in connection with settlement of certain claims	283,750	$2.1095	—

ITEM 13.	Certain Relationships and Related Transactions

Relationship with AT&T Corp.

      We have been informed that our majority shareholder, AT&T Corp., is seeking to disengage from its investment in our Company through sale or other disposition of its equity interest and debt position. As of December 31, 2002, AT&T Corp. owned directly or indirectly approximately 68.3% of the shares of capital stock, representing approximately 95.2% of the voting power and held approximately $903.7 million of our long-term debt and preferred stock, including accrued interest and preferred dividends. In January 2003, AT&T Corp. announced that it had reached a non-binding letter of intent to sell all of the Class A and Class B common stock of AT&T Latin America owned by it for a nominal price to Southern Cross LLC, a telecommunications and investment holding company. We also have received expressions of interest from a number of other qualified strategic and financial investors. We will continue to pursue all strategic options for the Company that serve our objective of maximizing value for our constituents.

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

      Managed Network Services. Although we may not provide solutions services, we may provide managed network services to companies other than multinational corporations reserved for the Concert global venture between AT&T Corp. and British Telecom. Managed network services include providing:

•	services to a customer that consist solely of providing and maintaining the elements of a customer’s wide area communications network, which is a network connecting two or more customer sites, each of which may operate an internal local area network;

•	services to the extent relating to a customer’s wide area communications network, directly related planning, design, installation, maintenance and ongoing support functions; and

•	equipment on the customers’ premises at the interface between a wide area communications network and the remainder of the customer’s networking environment insofar as that equipment facilitates:

—	the maintenance of the customer’s wide area communication services;

—	the recording of performance data with respect to the customer’s wide area communications services;

—	the provisioning of new wide area communications services to the customer or changes in the parameters of these services; or

—	the integration of multiple wide area communications services, excluding in the case of the first two items listed in this paragraph any such service or equipment that materially extends services beyond the interface described above further into the customer’s non-wide area communications network.

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

AT&T Financing

      During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of the financing provided under the $100.0 million and $200.0 million credit facilities as well as $98.0 million provided under demand notes. The restructuring provided additional borrowings of $150.0 million, which included the refinancing of $87.0 million available via demand notes as of December 31, 2001 (of which $77.8 million was outstanding) and additional financing of up to $63.0 million. The restructuring and additional financing became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008, and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Cumulative Preferred Stock through that date. At December 31, 2002 we have capitalized deferred interest of $100.0 million as part of the debt.

      As part of the restructuring, we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half, are exercisable at a price of $0.01 per share. The warrants are exercisable immediately.

Services with AT&T Corp.

      The services we purchase from AT&T Corp. include operations support systems consulting services, employee secondment and telecommunications services related to our delivery of managed internet, calling card and long distance services as well as customer care and network support. In addition, AT&T’s AGNS division also provides connectivity and remote access to us in Argentina, Chile, Colombia, Peru and U.S. In 2002 these services totaled approximately $9.8 million. In Peru and Argentina, AT&T also provided us calling card services totaling approximately $82,000 in 2002. During April 2002, Concert, the AT&T Corp. and British Telecom plc Global Venture was unwound. Any arrangements entered into with Concert were succeeded by arrangements with AT&T Corp. The amounts for services provided by Concert are included in the totals above.

      We are also party to a space license agreement with AT&T for the provision to us of space and power for our telecommunications equipment located in our U.S. point of presence. In 2002 AT&T charged us approximately $92,000 for these services.

      We provided connectivity and private line and other data services (in some cases for resale) to AT&T (primarily its AGNS division) in Argentina, Brazil, Chile, Colombia and Peru of approximately $7.2 million in 2002. In addition, AT&T’s AGNS division rents space from us in Argentina, Brazil (we began renting space in Brazil in March 2002) and Peru. Total rent was approximately $272,000 for 2002.

Stockholder Loan

      We have loaned approximately $9.5 million to Mr. Patricio Northland, our Chief Executive Officer in connection with the refinancing of a loan extended initially by FirstCom to finance his purchase of 800,000 restricted common shares of FirstCom Corporation prior to the FirstCom merger. The loan is secured by the 800,000 shares of AT&T Latin America Class A common stock received by Mr. Northland and bears interest at an annual rate of 5.41%. The principal and all accrued interest are due on March 1, 2010. The loan becomes due and payable in the event that Mr. Northland’s employment is terminated for “cause” or if Mr. Northland leaves us for other than “good reason” as such terms are defined in his employment agreement. The loan will be forgiven in the event that Mr. Northland’s employment is terminated for other than “cause” or if Mr. Northland leaves us for “good reason” as such terms are defined in his employment agreement. After evaluating the value of our shares securing the loan, we believe that we may not be able to recover the amounts due under this loan. Consequently we have established a full allowance for the amount of $10.4 million in 2002; however, the Company has not relinquished any contractual rights it may have with respect to this loan.

Relationship with Chief Financial Officer

      Lawrence E. Young, Chief Financial Officer, is a Senior Associate at AlixPartners, LLC. Mr. Young was appointed Chief Financial Officer of AT&T Latin America Corp. in December 2002 when we entered into an agreement with AP Services, LLC (“AP Services”), an affiliate of AlixPartners, LLC, to provide temporary employment services and to otherwise assist us in our restructuring efforts. Under this agreement, AP Services has provided a Chief Financial Officer, a Chief Restructuring Officer and other professional personnel to assist the Company in a range of financial and managerial assignments, including assistance under our current proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. AP Services bills for its services based on agreed-upon hourly rates. In addition, AP Services is entitled under its agreement with the Company to certain success fees as follows: 1) a $1.0 million contingent fee upon the successful restructuring of the Company as defined in the agreement with AP Services, 2) $0.3 million in the event the Company raises new capital or is sold to a strategic investor, and 3) a success fee based on a two-tier agreed-upon percentage on the cumulative cash savings and EBITDA improvements, as defined in the agreement with the Company. Through December 31, 2002 we paid AP Services $0.5 million. For the period from January 1, 2003 through April 24, 2003 we have paid AP Services $2.5 million, including $0.5 million of the $1.0 million contingent fee described above.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Washington D.C., on April 29, 2003.

AT&T Latin America Corp.

By:	/s/ PATRICIO E. NORTHLAND _______________________________________ Name: Patricio E. Northland* Title: Director, President and CEO (Principal Executive Officer)

By:	/s/ LAWRENCE E. YOUNG _______________________________________ Name: Lawrence E. Young Title: Chief Financial Officer (Principal Financial and Accounting Officer)

*	As President and CEO, as Director and as attorney-in-fact for Messrs. Ames, Anderson, Dwyer, Harrison, Kleinman, Petrillo, and Webster.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Patricio E. Northland, certify that:

(1)	I have reviewed this amendment to the Annual Report on Form 10-K/ A for AT&T Latin America Corp.;

(2)	Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 29, 2003

/s/ PATRICIO E. NORTHLAND

Patricio E. Northland
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Lawrence E. Young, certify that:

(1)	I have reviewed this amendment to the Annual Report on Form 10-K/ A for AT&T Latin America Corp.;

(2)	Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 29, 2003

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