Form 10-Q
period 2003-03-31
AT&T LATIN AMERICA CORP
filed 2003-05-20
CIK 1113527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number: 0-31010

AT&T LATIN AMERICA CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	22-3687745 (I.R.S. Employer Identification No.)
2020 K Street, N.W. Washington, D.C. (Address of principal executive offices)	20006 (Zip code)

Registrant’s telephone number including area code: (202) 689-6300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

      As of May 14, 2003, 45,544,017 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 73,081,595 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,916	$33,481
Accounts receivable, net of $7,568 and $7,318 of allowance for bad debts at March 31, 2003 and December 31, 2002, respectively	33,583	34,980
Recoverable taxes	15,623	15,126
Prepaid expenses and other current assets	36,025	31,222

Total current assets	112,147	114,809
Property and equipment, net	358,121	365,422
Other intangible assets, net of accumulated amortization of $21,424 and $20,029 at March 31, 2003 and December 31, 2002, respectively	13,136	14,445
Recoverable taxes	17,178	16,812
Other assets	22,985	22,967

Total assets	$523,567	$534,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of debt	$219,406	$228,491
Accounts payable and accrued expenses (including $8,239 and $6,578 due to AT&T Corp. at March 31, 2003 and December 31, 2002, respectively)	75,686	71,264
Other current liabilities	22,022	24,546

Total current liabilities	317,114	324,301
Long-term debt (including $647,233 due to AT&T Corp. at March 31, 2003 and December 31, 2002)	673,795	664,298
Deferred interest due to parent	31,877	7,768
Other liabilities	2,585	2,881
Mandatorily Redeemable 15% Series B Preferred Stock (held by a wholly-owned subsidiary of AT&T Corp.)	257,877	248,734

Total liabilities	1,283,248	1,247,982

Commitments and contingencies (Note 6)	—	—

Stockholders’ deficit:
Common stock (including 68.4% economic interest owned by AT&T Corp., representing 95.2% voting power)	11	11
Additional paid in capital	924,844	924,906
Unearned restricted stock	(2,220)	(2,423)
Accumulated deficit	(1,597,111)	(1,548,939)
Accumulated other comprehensive (loss) income	(85,205)	(87,082)

Total stockholders’ deficit	(759,681)	(713,527)

Total liabilities and stockholders’ deficit	$523,567	$534,455

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Data-Internet services	$25,475	$26,488
Voice services	13,614	17,673

Total revenue	39,089	44,161
Cost of revenue	20,083	28,486
Selling, general and administrative expenses	19,272	29,171
Depreciation and amortization	16,988	17,192

Loss from operations	(17,254)	(30,688)
Interest expense	39,033	21,803
Interest income	359	198
Other (expense) income, net	7,897	(25,337)

Loss before provision for income taxes, minority interest income, and cumulative effect of change in accounting principle	(48,031)	(77,630)
Provision for income taxes	141	—
Minority interest income	—	94

Loss before cumulative effect of change in accounting principle	(48,172)	(77,536)
Cumulative effect of change in accounting principle	—	(267,785)

Net loss	$(48,172)	$(345,321)

Basic and diluted loss per common share cumulative effect of change in accounting principle	$(0.41)	$(0.66)
Cumulative effect of change in accounting principle loss per common share	—	(2.26)

Basic and diluted net loss per common share	$(0.41)	$(2.92)

Weighted average common shares outstanding	118,672	118,399

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
						Other
	Common Stock		Additional	Unearned		Comprehensive	Total
			Paid In	Restricted	Accumulated	Income	Stockholders’
	Stock	Amount	Capital	Stock	Deficit	(Loss)	Deficit

Balance December 31, 2002	118,710	$11	$924,906	$(2,423)	$(1,548,939)	$(87,082)	$(713,527)
Cancellation of restricted stock	(85)	—	(62)	62	—	—	—
Accretion of unearned restricted stock	—	—	—	141	—	—	141
Net loss	—	—	—	—	(48,172)	—	(48,172)
Foreign currency translation adjustments	—	—	—	—	—	1,877	1,877

Balance March 31, 2003	118,625	$11	$924,844	$(2,220)	$(1,597,111)	$(85,205)	$(759,681)

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(48,172)	$(345,321)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,988	17,192
Cumulative effect of change in accounting principle	—	267,785
Bad debt expense	176	1,360
Unrealized foreign exchange loss	(4,449)	(10,481)
Minority interest income	—	(94)
Preferred stock accretion	9,143	7,915
Loss on debt restructuring	—	6,264
Stockholder loan accretion	—	(125)
Unearned restricted stock accretion	141	102
Accrued interest characterized as debt	—	12,426
Changes in assets and liabilities:
Accounts receivable	1,221	(3,653)
Recoverable taxes	(863)	8,300
Prepaid and other assets	(4,803)	10,538
Other assets	(399)	(7,100)
Accounts payable and accrued expenses	4,422	(15,145)
Other current liabilities	(2,524)	11,869
Deferred interest	24,109	—
Other liabilities	(296)	400

Net cash used in operating activities	(5,306)	(37,767)

Cash flows from investing activities:
Purchase of property and equipment	(2,008)	(7,334)
Cash paid for acquisitions of licenses and other core assets	—	(146)

Net cash used in investing activities	(2,008)	(7,480)

Cash flows from financing activities:
(Repayments) proceeds of other bank facilities, net	412	(2,679)
Proceeds from parent company credit facilities	—	47,243
Proceeds from secured vendor financing	—	143,323
Payments of interim notes payable for equipment	—	(73,803)
Payments of notes payable to other vendors	—	(4,690)

Net cash provided by financing activities	412	109,394

Net (decrease) increase in cash and cash equivalents	(6,902)	64,147
Net effect of translation on cash	337	(94)
Cash and cash equivalents, beginning of period	33,481	28,186

Cash and cash equivalents, end of period	$26,916	$92,239

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the restructuring of our facilities with AT&T Corp., we have characterized deferred interest accrued from January 1, 2002 through March 1, 2002 of $12.4 million as part of the debt.

     During the three months ended March 31, 2002 we issued in non-cash transactions 285,000 restricted shares of Class A common stock to employees in exchange for services. The issuance of stock was accounted for as additional paid in capital with the corresponding unvested portion as unearned restricted stock in the stockholders’ equity. During the three months ended March 31, 2003, 85,000 restricted shares of Class A common stock with a fair value of $62,000 were cancelled.

The accompanying footnotes are an integral part of these

consolidated financial statements.

AT&T LATIN AMERICA CORP.

(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and December 31, 2002
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

      AT&T Corp. holds directly or indirectly 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock, representing approximately 95.2% of the voting power and approximately 68.4% of the economic interests of our common stock and held approximately $937.0 million of our long-term debt, deferred interest and the mandatorily redeemable preferred stock as of March 31, 2003.

      In January 2003 AT&T Corp. announced that it had reached a non-binding letter of intent to sell its majority equity interest in us for a nominal price to Southern Cross Group, LLC, a telecommunications holding company. According to the terms of the letter of intent, AT&T Corp. is obligated to pay to Southern Cross a fee of $750,000 if the transaction were not to close by or before April 15, 2003. To our knowledge, as of May 16, 2003, no such closing has occurred. We also have received expressions of interest from a number of other qualified strategic and financial investors and are pursuing discussions with a selected sub-group of such investors. We will continue to pursue all strategic options for the Company that serve our objective of maximizing value for our constituents.

      We expect that, in connection with any sale or investment transaction that may be concluded as part of our restructuring process (including a transfer or other disposition of AT&T Corp.’s equity interest as well as a sale of all or substantially all assets of the Company, merger or other similar transaction), certain brand, commercial and other contractual arrangements we have with AT&T Corp. will likely expire, be terminated or be phased out over time. These arrangements include:

•	our regional vehicle agreement with AT&T Corp., which agreement establishes the territory in South America and the Caribbean in which we operate , the types of services we are permitted to provide or are restricted from providing, certain restrictions on AT&T Corp.’s ability to compete with us in our designated region and certain rights we have to acquire similar businesses in our region from AT&T Corp., in the event it acquires such businesses;

•	our non-exclusive service mark license, which allows us to use the AT&T brand and logo in our operations and for our services, subject to certain qualifications as to service quality and requirements as to brand monitoring and management; and

•	our joint sales initiative, which along with related arrangements provides for the compensation of the AT&T Corp. sales force for sales of our services to AT&T Corp. customers and for joint account planning with respect to such customers. The joint sales initiative expired in accordance with its terms on April 15, 2003.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

      We expect that the termination or expiry of these commercial arrangements will generally reduce the volume of customer referrals through AT&T Corp., and, at least in the short term, the number of direct relationships we have with AT&T Corp.’s global customers that we service in South America and internationally using our infrastructure. In addition, AT&T Corp. is deploying a global data network, known as the AGN, including in several South American cities, and we expect that some of these customers may choose to transition to the AT&T Corp. global network for a substantial portion of the international data services we currently provide. We are currently discussing with AT&T Corp. the terms of commercial transition arrangements and our future commercial relationship. Given our advanced regional network covering key South American business centers, our integrated regional platform, our high-quality services and our strong relationships with numerous customers that are also customers of AT&T Corp., we are working to maintain a collaborative and productive commercial relationship with AT&T Corp. At the same time, we believe that a disengagement by AT&T Corp. from its investment in us may open potential opportunities for us to strengthen relationships with other major international carriers and their customers, which opportunities are not fully available to us under our current business model and contractual restrictions with AT&T Corp.

Liquidity and Going Concern Considerations

      As of the date of this quarterly report, we do not have sufficient cash to meet our requirements in the near term unless we continue to defer and restructure amounts owed to our secured and unsecured creditors, and continue to execute successfully the austerity measures undertaken late last year, or obtain additional financing. Our restructuring efforts, and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors, have allowed us to preserve adequate cash to sustain operations and substantially reduce our net use of cash in the near term.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to conserve cash on hand by not servicing material indebtedness and by continuing to reduce operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth, and may result in decreased revenue over the short and long term.

      As of March 31, 2003, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $22.6 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our March 31, 2003 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as a result of the strengthening or weakening of the dollar compared to the currencies that we hedge. In April 2003 all of our forward contracts were settled in advance of their respective maturity dates with our counter party financial institutions resulting in net cash proceeds of approximately $21.3 million.

      On April 11, 2003 involuntary petitions under chapter 11 of the United States Bankruptcy Code were filed by MatlinPatterson Global Opportunities Partners, LP, one of the Company’s secured creditors, against AT&T Latin America Corp., AT&T Argentina, S.A. and a special-purpose entity related to the secured vendor financing, Latin American Equipment Finance, B.V., in the U.S. Bankruptcy Court of the Southern District of Florida, Miami Division (Case No. 03-13588). On April 17, 2003, AT&T Latin America Corp. consented to an order for relief and its case became converted effectively to a voluntary chapter 11 case. On the same day, April 17, 2003, certain other subsidiaries of AT&T Latin America Corp. such as Frantis, Inc., Nantis, Inc., Jamtis, Inc. and Jamtis, LLC each filed voluntary petitions for relief under chapter 11. On

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

April 30, 2003, AT&T Argentina, S.A. also consented to an order for relief. The foregoing cases are being jointly administered.

      The Company conducts its operations through direct and indirect subsidiaries of AT&T Latin America Corp. While AT&T Latin America Corp., its U.S. affiliates and AT&T Argentina, S.A., are in the reorganization process, we expect our other country operating subsidiaries (which include AT&T do Brasil Ltda., AT&T Chile Holding S.A. and its subsidiaries, AT&T Colombia S.A. and AT&T Peru S.A.) will continue to operate in the ordinary course of business, as they are not directly involved with the chapter 11 proceedings. We believe that most of our trade suppliers, unsecured general creditors, employees and customers will not be adversely affected while we are involved in the chapter 11 bankruptcy proceedings. During this reorganization process, we have attempted to maintain normal and regular trade terms with our suppliers and customers. However, there can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

      As a consequence of the bankruptcy petition, pending claims and litigation against AT&T Latin America Corp. and the other entities involved in the chapter 11 proceeding are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company. In addition, pursuant to Section 365 of the Bankruptcy Code, the Company may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with the chapter 11 reorganization process.

      As a result of the chapter 11 proceedings, a significant amount of the Company’s liabilities will be subject to compromise. We estimate that the liabilities subject to compromise as of March 31, 2003 are as follows:

Debt	$758,171
Accounts payable and accrued expenses	38,596
Other current liabilities	1,402
Deferred interest due to parent	31,877
Mandatorily Redeemable 15% Series B Preferred Stock	257,877

$1,087,923

      We also remain actively engaged in discussions with our various creditor constituencies and their advisors regarding the restructuring of our debt. There can be no assurance that current negotiations with the various creditors will lead to a comprehensive debt restructuring agreement on terms acceptable to all of our creditors, or that any alternative transaction or reorganization as a part of the chapter 11 proceeding will lead to a viable recapitalization plan.

      If the process for implementing a plan of reorganization or other disposition of the Company is delayed or abandoned, we may encounter increased difficulty in retaining customers and key employees which could, in turn, result in significant declines in revenue, or increases in restructuring and other costs that would adversely impact our liquidity and reduce the time period for which our existing cash and cash equivalents would fund our operations. If a plan of reorganization or other disposition, or a comprehensive restructuring is not completed, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery our secured and unsecured creditors would receive in such a liquidation. In the event that such a plan of reorganization, other disposition or restructuring of the Company and its affiliates (including affiliates not included currently in the chapter 11 proceedings) is completed, all equity

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

interests in the Company, including shares of our Class A and B common stock, likely will be cancelled and discharged and the holders of such equity securities likely will not receive any distribution.

      Absent a plan of reorganization, other disposition or restructuring of the Company in the chapter 11 proceedings we do not believe it will be possible to attract additional financing to fund operations in the longer term, support increased growth or fill our funding needs. Moreover, even assuming a successful plan of reorganization, we cannot be assured that new financing will be available on acceptable terms, or at all, given current duress in the communications industry in general and the difficult economic conditions in the countries in which we operate, particularly in Argentina and Brazil.

      On a consolidated basis, as of March 31, 2003 we had cash and cash equivalents of $26.9 million. As of May 15, 2003, we had approximately $42.3 million in cash, on a consolidated basis. The increase in cash compared to March 31, 2003 was due primarily to the receipt of proceeds from the early settlement of foreign currency forward contracts in April 2003. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole may depend on our ability to move cash between our country operations. However, due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, and restrictions on such transactions could have an adverse effect on the liquidity of one or more of our country operations. We presently do not have available unused commitments under any credit facilities.

      Implementation of our restructuring program will require cash outlays during 2003, including for the renegotiation of financing facilities and other contractual commitments and for the engagement of professional advisors. The amount of professional expenses, which we estimate between $8.0 million and $15.0 million, will be payable in part upon completion of a successful restructuring and will be affected by factors such as the length of time required to complete the restructuring and the amount of consideration that may be received in any sale or investment transaction. We believe it will be critical to the business to retain effectively a number of key employees and officers, including the chief executive officer during the restructuring process, and accordingly we are pursuing Bankruptcy court approval to implement a retention program under which retention payments will be payable following completion of key milestones in the restructuring process. We estimate the aggregate amounts payable under the retention program will range from $2.2 million to $3.6 million during 2003. The actual payments made under this program may vary depending upon the amount of consideration to be received by the Company in a sale transaction or upon emerging from chapter 11 as well as upon the timing of either the sale transaction or the confirmation of a restructuring plan by the Bankruptcy court.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to successfully implement a plan of reorganization or other disposition or restructuring of the Company that is approved by the U.S. Bankruptcy Court. There is no assurance that we will be able to successfully implement such a plan of reorganization, disposition or restructuring on acceptable terms and conditions, or at all, and accordingly, there is substantial doubt about our ability to continue as a going concern.

      Our cumulative comprehensive loss through March 31, 2003 was $1,682.5 million and $1,636.0 million through December 31, 2002 (which includes $716.3 million of goodwill impairment including cumulative

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

effect of change in accounting principle). Comprehensive loss for the periods presented was as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(48,172)	$(77,536)
Foreign currency translation adjustments	1,877	9,744
Unrealized losses on derivative instruments, net	—	(20,205)

Total comprehensive loss	$(46,295)	$(87,997)

      We have incurred net losses of approximately $1,597.1 million from the period from inception (October 13, 1999) through March 31, 2003. As of March 31, 2003 we had a working capital deficit of $205.0 million.

      The accompanying unaudited consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2002. The balance sheet data as of December 31, 2002 included in this quarterly report on Form 10-Q was derived from our audited financial statements included on our Annual Report on Form 10-K, as amended. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

Critical Accounting Policies and Judgments

      Our critical accounting policies are those which we believe require our most subjective or complex judgments; often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may ultimately affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A discussion of our critical accounting policies, the underlying judgments and uncertainties is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

NOTE 2 —	PROPERTY AND EQUIPMENT, NET

      Property and equipment, net is comprised of the following (in thousands):

			Estimated
			Useful
	March 31,	December 31,	Lives
	2003	2002	(In Years)

	(Unaudited)
Switching equipment	$163,645	$162,459	5
Transmission equipment	141,814	147,390	7
Cables	50,913	50,718	10
Underground installation	151,411	147,441	25
Construction in progress	11,965	12,278	—
Office equipment, furniture, vehicles and other	99,479	97,139	3 to 10
Cumulative translation adjustment	(93,284)	(101,146)

	525,943	516,279
Less: Accumulated depreciation	(167,822)	(150,857)

	$358,121	$365,422

      Depreciation expense related to property and equipment was $15.0 million and $14.8 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 3 —	DEBT

      Debt is comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)
Senior secured vendor financing	$166,743	$166,755
Subordinated credit facilities with parent company	647,233	647,233
Notes payable to other vendors	35,221	35,221
Other bank facilities	44,004	43,581

Total debt	893,201	892,789
Less current maturities	(219,406)	(228,491)

Long-term debt	$673,795	$664,298

Senior Secured Vendor Financing

      In December 2001 we entered into senior secured credit facilities, governed by common terms, with our strategic equipment vendors, in an aggregate principal amount of $298.5 million. These facilities became effective on March 27, 2002. The facilities are guaranteed by AT&T Latin America Corp. and our operating subsidiaries, and are also collateralized by a pledge of the shares of our operating subsidiaries and of certain of our and our subsidiaries’ material assets which pledged assets do not include our rights to the AT&T brand and under certain other agreements with AT&T Corp.

      The facilities contain customary covenants restricting our ability to engage in certain activities, including limitations on debt, liens, investments (including acquisitions), restricted payments, transactions with

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

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

      Draws under this facility were originally available through June 2004. On November 15, 2002 we received a communication from the vendors indicating the termination of their open commitments under the secured vendor financing.

      Current interest is based on the default rate as defined in the agreements of LIBOR rate plus a margin of 5.625% plus a default rate of 2.0%. We have paid interest through September 30, 2002.

      The facilities provide for events of default in the event of non-payment, failure to comply with covenants, occurrence of a material adverse effect, inability, at any time on or after June 30, 2003, to make loan repayments from Argentina without the need to obtain further governmental approvals or declaration of a debt moratorium in any of the principal countries in which we operate, and other customary events, except that in the case of Argentina, the certain events occurring before the effective date will not constitute a moratorium.

      For the cumulative four quarters ended on September 30, 2002, we did not meet certain financial covenants with respect to minimum revenue and EBITDA, as defined in the facilities. Accordingly we have been in default under the facilities, and our senior secured lenders have exercised their right of denying us further access to the undrawn amounts under those facilities. The lenders under the senior secured vendor financing also are entitled to exercise other remedies, including accelerating all outstanding amounts drawn under those facilities and declaring those amounts to be immediately due and payable, and commencing foreclosure proceedings on our assets, including on the shares of our operating companies. In addition, we do not expect to be able to comply with these and perhaps other financial covenants under our senior secured vendor financing facilities going forward in 2003. All of our vendors have requested adequate assurances from us as to our ability to re-pay the debt outstanding. At the present time we are not able to provide the vendors adequate assurances with respect to our ability to re-pay the debt outstanding and thus we expect not to be able to obtain financing under the facilities for the foreseeable future. Therefore, we have reclassified amounts outstanding under this facility as short–term debt in the accompanying consolidated balance sheets.

Subordinated Credit Facilities (Related Parties)

      During the first quarter of 2002, we signed an agreement with AT&T Corp. for the restructuring of an aggregate $548.0 million of financing provided under prior arrangements with AT&T Corp. The restructuring provided additional borrowings of $150.0 million and became effective concurrently with the senior secured vendor financing on March 27, 2002. While the senior secured vendor financing is outstanding, we are entitled to defer payment of all accrued and future interest through the maturity date of the loans of October 2008, and we are also entitled to defer payment of accrued and future dividends on the Mandatorily Redeemable 15% Series B Cumulative Preferred Stock through that date. The weighted average interest rate as of March 31, 2003 was 14.9%. At March 31, 2003 we have capitalized deferred interest of $100.0 million as part of debt and have accrued deferred interest of $31.9 million. We currently have no availability under these credit facilities.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

      As part of the restructuring, we also issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half is exercisable at a price of $0.01 per share. The warrants are exercisable immediately, and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in a loss of $6.3 million in 2002.

      The debt facilities with AT&T Corp. include customary covenants that are based on certain of the covenant provisions contained in our senior secured vendor financing. Under a subordination agreement between AT&T Corp., the vendor creditors and us, relating to the AT&T financing facilities (including the Mandatorily Redeemable Series B 15% Cumulative Preferred Stock), interest and preferred dividends are not payable in cash and creditor remedies upon any default are suppressed until October 2008, or such earlier date as the vendor financing has been repaid in full, subject to certain negotiated exceptions.

Notes Payable to Other Vendors

      In November 1998 a subsidiary of FirstCom Corporation (which we acquired in the FirstCom merger) entered into a vendor financing agreement with one of its equipment vendors. This vendor financing agreement, as amended, provided for a maximum financing amount of $29.5 million, an interest rate of LIBOR plus 5.5% and is repayable in 20 consecutive quarterly payments of principal and interest from the date of the related borrowings. The financed equipment collateralizes this vendor financing. As of March 31, 2003, there was approximately $6.2 million outstanding under this vendor financing bearing interest at a weighted average annual rate of 8.1%. The availability period for drawings under this financing agreement expired on December 31, 2000. Uncured breaches of covenants under our senior secured vendor financing facility are also events of default under this facility. Therefore, we have reclassified amounts outstanding under this facility as short-term debt in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002.

      In July, August and September 2001, we entered into several vendor financing agreements with an equipment vendor maturing at various dates through April 2004 bearing interest at LIBOR plus 7.0%, or 10.9%. In June 2002 we signed an agreement with the vendor for the restructuring of the financing provided under these vendor financing agreements. Under the restructuring agreement it was agreed to reduce the principal outstanding from $9.5 million to $8.6 million as well as to reduce the interest rate from LIBOR plus 7.0% to LIBOR plus 0.0%. The restructuring also provided for quarterly payment of interest commencing in August 2002 with a maturity of the principal in April 2004. As of March 31, 2003 there was $7.6 million outstanding and we have no availability under these notes payable.

      We entered into several short-term vendor financing agreements maturing in various dates through March 2003 for the development of our networks in Argentina. Borrowings under this agreement bear interest at fixed rates ranging from 11.9% to 17.5% per annum and variable rates based on LIBOR plus 8.0%. At March 31, 2003, there was an aggregate $21.4 million original face amount outstanding under these facilities. We have no availability under these notes payable. In June 2002 the vendor initiated a legal proceeding against us and our subsidiary in Argentina, concerning obligations under the promissory notes due in May 2002, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In June 2002 we also received a complaint in New York Supreme Court from an investment fund that has informed us it received an assignment of one of these notes, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. See additional information regarding these proceedings in Note 6.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

Other Bank Facilities

      AT&T do Brasil is party to several local bank facilities and capital leases providing for borrowings of an aggregate amount of $26.3 million maturing through February 2004. At March 31, 2003, there was an aggregate of $26.3 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 2.2% to 13.0% per annum and variable rates based upon LIBOR plus a margin ranging from 1.6% to 1.9%. At March 31, 2003 we had no availability under these facilities. As of April 2003, certain of these facilities were restructured including by deferral of approximately $6.4 million. We also have litigation pending in Brazil with one of our local bank lenders, although we expect to continue discussions with that lender concerning a restructuring of the debt. See Note 6.

      AT&T Colombia is party to several local bank facilities providing for borrowings of an aggregate amount of $9.1 million maturing through May 2006. At March 31, 2003, there was an aggregate of $9.1 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed rates ranging from 8.9% to 12.5% per annum and variable rates based upon Depósito Término Fijo (DTF) plus a margin ranging from 4.5% to 7.0%. The average Colombian peso interest rate, or DTF, for the three months ended March 31, 2003 was approximately 7.4%. On April 11, 2003, approximately $7.1 million of these facilities or approximately 80% of AT&T Colombia’s bank debt in Colombia was restructured. In connection with the restructuring AT&T Colombia made an initial down payment of approximately 12.0% of this outstanding amount in consideration for a six year facility including a two year grace period on payment of principal. The restructured debt has an interest rate based upon DTF (a floating rate in the local market which as of March 31, 2003 was approximately 7.4%) plus a margin of 5.5%, amounting to approximately 12.9% on an all-in basis.

      AT&T Peru is party to several local bank facilities providing for borrowings of an aggregate amount of $7.9 million, maturing on various dates through June 2011. At March 31, 2003, there was an aggregate of $7.9 million outstanding under these facilities. Borrowings under these facilities bear interest at fixed and variable rates ranging from 7.5% to 12.5% per annum.

      AT&T Argentina and AT&T Chile are each party to several local bank facilities providing for borrowings (including certain capital leases) of an aggregate amount of $0.7 million, maturing on various dates through October 2010. At March 31, 2003 there was an aggregate of $0.7 million outstanding under these facilities bearing interest at fixed interest rates ranging from 9.0% to 17.5%.

      As of March 31, 2003 we have approximately $44.0 million outstanding under these bank facilities. At March 31, 2003, we had no availability under these local bank facilities. As a result of our current financial condition, we believe it will be difficult to renew or refinance many of these facilities. See Note 1.

      Our local bank facilities contain various events of default which vary by facility, including among others, non-payment, property seizure, a change of control affecting the Company’s financial capabilities, and in the case of certain facilities, a deterioration in the local company’s financial position or default in the payment of debt held by a third party. We have received notice of non-payment from one the Brazilian banks and we are currently in discussions with the banks regarding these amounts.

      On April 17, 2003, the Company successfully restructured $8.4 million of its bank debt with a Brazilian lender. In consideration for a six year rollover with a two year grace period on principal payments, the company made an upfront payment of $2.0 million plus accrued interest. The balance of the debt will carry an interest rate of LIBOR plus 1.625% and will be converted into Brazilian Reais on January 16, 2004. At that point, the company will pay CDI (a floating rate in the local market which as of March 31, 2003 was approximately 26%) plus a margin of 5.0%, amounting to approximately 31% on an all-in basis.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

      Failure to pay outstanding amounts due under these facilities may entitle the lender of that facility to accelerate other obligations under its facility and may entitle other local bank lenders in the applicable country, and in some cases other countries, to accelerate payments due under their facilities and pursue remedies available under the local facilities and under law. In addition, if the vendors exercise remedies available to them under the senior secured vendor financing facility to accelerate all outstanding amounts and/or to foreclose on our assets that secure that facility or in certain other circumstances, we may be in default under certain of the local bank facilities, which could result in acceleration of those local bank facilities and other notes payable as well as the pursuit of other remedies available under law.

NOTE 4 —	REDEEMABLE PREFERRED AND CAPITAL STOCK

      On August 28, 2000, we issued to Global Card Holdings, Inc., a wholly-owned subsidiary of AT&T Corp., 100,000 shares of our non-voting, non-convertible and non-participating Mandatorily Redeemable 15% Series B Cumulative Preferred Stock having an aggregate liquidation value as of March 31, 2003 and December 31, 2002 of $257.9 million and $248.7 million, respectively. The shares of Mandatorily Redeemable 15% Series B Cumulative Preferred Stock entitle Global Card Holdings to accrue dividends at an annual rate of 15%. In March 2002 Global Card Holdings agreed to certain amendments to the terms of the redeemable preferred stock. The amendments provided that the first date of redemption at the option of any holder would be deferred until October 2008 and that dividends would not be payable in cash unless permitted under the Subordination Agreement related to our senior secured vendor financing, in each case subject to certain exceptions as permitted under the vendor financing agreements. The accompanying statements of operations for the three months ended March 31, 2003 and 2002 include $9.1 million and $7.9 million, respectively, recorded as interest expense related to the dividend on our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock.

      We are authorized to issue 460,000,000 shares of capital stock, consisting of 300,000,000 shares of Class A common stock, par value $0.0001 per share, 150,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share. At March 31, 2003 and December 31, 2002, 45,544,017 and 45,629,017 shares, respectively, of Class A common stock were issued and outstanding. At March 31, 2003 and December 31, 2002, we had 73,081,595 shares of Class B common stock issued and outstanding.

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

      AT&T Corp. holds 8,000,000 shares of our Class A common stock and all 73,081,595 outstanding shares of our Class B common stock as of March 31, 2003.

NOTE 5 —	OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

      Our operations are segregated and measured by country and segmented by data-internet and voice services. We currently derive a substantial portion of our revenue from data-internet services. For the three months ended March 31, 2003 and 2002, approximately 65.2% and 60.0%, respectively, were generated from data-internet services. No single customer or group of related customers accounted for more that 10.0% of total revenue.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

      Our chief operating decision makers measure our operating results by country and use EBITDA, EBITDAR and CAPEX as important measures to our country operating results and performance. Management believes EBITDA, EBITDAR and CAPEX are meaningful because they provide analyses of operating results using the same measure used by our chief operating decision makers.

      EBITDA. EBITDA is an important measure used by our chief operating decision makers to measure our country operating results and performance. We calculate EBITDA as loss from operations plus depreciation and amortization expenses. Management believes EBITDA is meaningful because they provide analyses of operating results using the same measure used by our chief operating decision makers. Our calculations of EBITDA may or may not be consistent with the calculation of this measure by other public companies. EBITDA should not be viewed as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes which can affect cash flows.

      EBITDAR. EBITDAR is an important measure implemented during this first quarter of 2003 by our chief operating decision makers to measure our country operating results and performance by excluding all restructuring expenses incurred in connection with our preparation and on-going restructuring process. We calculate EBITDAR as EBITDA plus restructuring expenses. EBITDAR should not be viewed as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

      The following table shows our calculation of EBITDA and EBITDAR as of March 31, 2003 and 2002, respectively.

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Loss from operations	$(17,254)	$(30,688)
plus:
Depreciation and amortization	16,988	17,192

EBITDA	(266)	(13,496)
plus:
Restructuring expenses (included within Selling, general and administrative expenses)	4,965	—

EBITDAR	$4,699	$(13,496)

      CAPEX. Management believes that CAPEX or capital expenditures is a meaningful measure used by our chief operating decision makers to measure our countries operational performance. We calculate CAPEX, or capital expenditures, as gross property and equipment purchased, net of dispositions, but excluding translation adjustments resulting from our countries that use local currencies as functional currencies. CAPEX should not be viewed as an alternative to generally accepted accounting principles (GAAP) measure of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity.

      Data-Internet Services. Our data-Internet services feature local, national and international reach, high availability and high security featuring our common ATM/ IP, or asynchronous transfer mode/ Internet

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

protocol multi-service network platform and are accessible via single connections (one port per location) to our broadband network:

•	Data Services. Our data services consist of basic connection services, such as point-to-point dedicated private lines, and private multipoint network services, which include offering and managing communications links among a number of locations, as wide area network services, enabling intranet and extranet connectivity. The basic infrastructure plus supporting services (available or being deployed) allow us to implement different communications applications to support a wide range of customers’ needs. As part of our data services, we provide secured private IP services, frame relay, ATM and clear channel services.

•	Internet Services. Our Internet services consist of dial-up and high-speed dedicated access services offered primarily to businesses, as well as to Internet service providers and content providers. Our integrated package to Internet service providers and portals allows these customers to purchase and/or lease their entire access infrastructure from us.

•	Managed Services. Our managed service offers include managed data, Internet and web hosting services. Managed services refer to our ability to offer customized performance reporting, customer network performance monitoring and customer premise equipment management.

      Voice Services. Voice services are an important component of our service portfolio. Our portfolio of voice services includes local telephony and long distance services, pre-paid and calling card services, 1-800 services and operator assistance services, depending on our competitive situation and regulatory restrictions in each country. We package these services differently depending on the type of customer we target. We offer to business customers all available voice services through a combination of different offers. To the consumer mass-market, we offer a more selective set of services, which require little or no customization, and minimum employee resources, which enables us to use available network capacity, particularly during non-business hours. Voice services are also an important point of entry for other services, particularly with small and medium sized enterprises.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

      The following unaudited tables set forth, for March 31, 2003 and 2002, certain information about segment results of operations and segment assets (in thousands):

Three Months Ended
March 31, 2003	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

(Unaudited)
REVENUE:
Data-Internet services	$2,350	$9,541	$3,303	$5,763	$4,518	$—	$25,475
Voice services	3,800	2,411	2,748	162	5,738	(1,245)	13,614

TOTAL REVENUE	6,150	11,952	6,051	5,925	10,256	(1,245)	39,089
Cost of revenue	4,419	5,213	3,966	2,681	5,049	(1,245)	20,083
Selling, general & administrative expenses	1,547	3,640	2,064	1,362	2,841	7,818	19,272
Depreciation and Amortization	4,080	3,373	2,148	2,741	3,745	901	16,988

Loss from operations	$(3,896)	$(274)	$(2,127)	$(859)	$(1,379)	$(8,719)	$(17,254)

Total assets	$126,673	$157,008	$52,870	$49,996	$107,246	$29,774	$523,567

Capital expenditures	$(72)	$428	$94	$205	$1,122	$208	$1,985

EBITDA	$184	$3,099	$21	$1,882	$2,366	$(7,818)	$(266)

Restructuring expenses(2)	$164	$82	$270	$13	$87	$4,349	$4,965

EBITDAR	$348	$3,181	$291	$1,895	$2,453	$(3,469)	$4,699

Three Months Ended
March 31, 2002	Argentina	Brazil	Chile	Colombia	Peru	Other(1)	Total

(Unaudited)
REVENUE:
Data-Internet services	$1,438	$12,730	$2,950	$5,498	$3,872	$—	$26,488
Voice services	3,479	1,746	6,090	103	6,533	(278)	17,673

TOTAL REVENUE	4,917	14,476	9,040	5,601	10,405	(278)	44,161
Cost of revenue	4,167	9,626	6,179	3,613	5,179	(278)	28,486
Selling, general & administrative expenses	3,523	9,019	3,036	2,232	3,771	7,590	29,171
Depreciation and amortization	3,424	4,848	1,604	2,394	2,520	2,402	17,192

Loss from operations	$(6,197)	$(9,017)	$(1,779)	$(2,638)	$(1,065)	$(9,992)	$(30,688)

Total assets	$207,998	$438,381	$61,521	$68,910	$115,891	$597,620	$1,490,321

Capital expenditures	$1,348	$735	$2,652	$605	$3,153	$(1,159)	$7,334

EBITDA	$(2,773)	$(4,169)	$(175)	$(244)	$1,455	$(7,590)	$(13,496)

EBITDAR	$(2,773)	$(4,169)	$(175)	$(244)	$1,455	$(7,590)	$(13,496)

(1)	Consists primarily of corporate operations and inter-company eliminations. All material inter-company accounts and transactions have been eliminated.
(2)	Restructuring expenses consist of professional fees to financial, legal and other advisors, as well as severance payments to personnel incurred in connection with the Company’s reorganization process.

      There are no significant transfers between country operations. Revenue by country as presented in the tables above includes revenue generated among our country operations; but is then eliminated under the “Other” column to arrive at our reported consolidated revenue. Loss from operations consists of revenue less operating expenses and does not include interest expense, interest income and other (expense) income, net minority interest income and provision for income taxes. Total assets are those assets used in our operations in each geographic area. Corporate assets, which are included under the “Other” column, include cash and cash equivalents, property and equipment and other assets.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

NOTE 6 —	COMMITMENTS AND CONTINGENCIES

      We have operating lease agreements for our premises and equipment that expire on various dates through 2010. Amounts due under the operating agreements are subject to increases in accordance with their terms.

      On April 11, 2003, involuntary petitions under chapter 11 of the United States Bankruptcy Code were filed by MatlinPatterson Global Opportunities Partners, LP, one of the Company’s secured creditors, against AT&T Latin America Corp., AT&T Argentina, S.A. and a special-purpose entity related to the secured vendor financing, Latin American Equipment Finance, B.V., in the U.S. Bankruptcy Court of the Southern District of Florida, Miami Division (Case No. 03-13588). On April 17, 2003, AT&T Latin America Corp. consented to an order for relief and its case became converted effectively to a voluntary chapter 11 case. On the same day, April 17, 2003, certain other subsidiaries of AT&T Latin America Corp. such as Frantis, Inc., Nantis, Inc., Jamtis, Inc. and Jamtis, LLC each filed voluntary petitions for relief under chapter 11. On April 30, 2003, AT&T Argentina, S.A. also consented to an order for relief. The foregoing cases are being jointly administered. As a consequence of the bankruptcy petition, pending claims and litigation against AT&T Latin America Corp. and the other entities involved in the chapter 11 proceeding are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company.

      Prior to the initiation of the chapter 11 cases, we were named as a nominal defendant in an action entitled Confin International Investments, Inc., Pltf. v. AT&T Corp., et al, filed in the Delaware Court of Chancery in New Castle County on October 29, 2002 in which AT&T Corp. and each of our directors have been named as defendants. The complaint in the action contains two counts, the first styled as a derivative claim on our behalf alleging breach of the duty of loyalty by AT&T Corp. and the members of our board of our directors. The second count alleges a class action by our shareholders (other than AT&T Corp. and our directors) for unspecified damages purportedly caused by the actions alleged in the first count. The complaint seeks recovery of the plantiff’s attorney’s fees and costs, and alleges plaintiff has been a shareholder of the Company for a relevant period. As a consequence of the bankruptcy petition, this action has been stayed automatically by Section 362 of the Bankruptcy Code.

      In June 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In November 2002 Siemens initiated a second, similar action, covering approximately $4.0 million original face amount of notes. We received an adverse judgment in the first proceeding in October 2002 and in the second proceeding in January 2003. We have appealed the first action and expect to appeal the second action when judgment is formally entered. We also have $3.7 million in additional notes to Siemens that were due in March 2003. Prior to the chapter 11 proceeding we had been in discussions with this creditor to resolve and reschedule these obligations. In June 2002 we also received a complaint in New York State Supreme Court from IIG Capital, an investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. As a consequence of the bankruptcy petition, we believe all of these actions have been stayed automatically by Section 362 of the Bankruptcy Code.

      In November 2002 Banco Itaú S.A. initiated a legal proceeding in Brazil against our subsidiary, AT&T do Brasil, concerning a loan in the amount of approximately US $12.0 million. Banco Itaú S.A. has attempted

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

to accelerate payment of all amounts outstanding under the loan of which approximately US $6.3 million at March 31, 2003 was past due. In January 2003 AT&T do Brasil filed a pre-executory exception in this collection action which exception was reversed in March 2003. Also, at the request of Banco Itaú S.A., in the same decision the court decided: (i) to grant to Banco Itaú S.A. rights over certain forward contracts totalling approximately $9.4 million (as of March 14, 2003) in favor of the Company, which are payable in April 2003; and (ii) to create a pledge of credits and cash on certain bank accounts of AT&T do Brasil indicated by Banco Itaú S.A. However, on March 24, 2003, AT&T do Brasil obtained a suspension on the pledge order in an interlocutory appeal. The execution is suspended until the interlocutory appeal is decided.

      On November 17, 2002, HSBC initiated a legal proceeding in Brazil against AT&T do Brasil asserting a claim for attachment of assets and rights on an $8.4 million loan. On December 13, 2002, AT&T do Brasil filed a Provisional Remedy to suspend the effects of a cross default and acceleration clause contained in two loan agreements entered into with HSBC. The injunction was granted on December 16, 2002 and the ability of HSBC to accelerate the loan agreements was suspended. On December 27, 2002, HSBC contested the injunction but the court confirmed its decision. After negotiation with HSBC, on April 17, 2003, we reached an agreement to restructure the loan. In connection with the restructuring we were able to extend the maturity of the loan for six years with a two year grace period on principal payments. As part of the restructuring we paid $2.0 million of principal plus accrued interest. The balance of the debt will carry an interest rate of LIBOR plus 1.625% and will be converted into Brazilian Reais on January 16, 2004. At that point, the Company will pay CDI (a floating rate in the local market which as of March 31, 2003 was approximately 26%) plus a margin of 5.0%, amounting to approximately 31% on an all-in basis.

      We have not paid approximately $8.2 million under contracts with AT&T Corp., including approximately $2.1 million under our service mark license agreements. We are in discussions with AT&T Corp. regarding a restructuring of our obligations under certain of these contracts.

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

NOTE 7 —	OTHER EXPENSE (INCOME), NET

      As of March 31, 2003, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $22.6 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our March 31, 2003 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge. In April 2003 all of our forward contracts were settled in advance of their respective maturity dates with our counter party financial institutions resulting in net cash proceeds of approximately $21.3 million.

      Derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. At March 31, 2002, we had deferred losses of approximately $20.2 million in other comprehensive income (loss) related to anticipated cash transactions, all of which were settled during 2002.

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

      In March 2002 as part of the restructuring of our financing with AT&T Corp., we issued to AT&T Corp. warrants to acquire approximately 4.9 million shares of our Class A common stock. Half of these warrants are exercisable at a price of $8.00 per share and the other half is exercisable at a price of $0.01 per share. The warrants have been valued using the Black-Scholes pricing model with the following assumptions: 6 years expected life; a volatility factor of 132.0%; and a risk-free interest rate of 5.2%. The warrants are exercisable immediately and the total amount of the warrants was included as part of the determination of the loss on debt restructuring. The debt restructuring resulted in a loss which was included in other expense (income), net of $6.3 million.

NOTE 8 —	DEFERRED COMPENSATION PLAN

      In November 2000 we adopted a deferred compensation plan for various members of management that permits them to defer 10% to 80% of their cash compensation until the earlier of their termination of employment or the date on which they designated as a distribution date at the time they elected to make a deferral. The plan authorized the Company to make voluntary contributions to the plan on behalf of the participants, which amounts would have been subject to vesting. To date the Company has made no voluntary contributions. Deferrals made under the plan have been placed in a “rabbi trust” which is primarily invested in policies insuring the life of each participant. The investment income or losses on the investment options made by the participants are included in our consolidated statement of operations. To date we have included approximately $0.2 million of investment losses with respect to participants’ investment elections.

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

      During January 2003 all participants having undistributed balances in the deferred compensation plan waived their rights to their additional amounts calculated as a gross-up in lieu of early distribution of the then-current balances that they had contributed in prior periods. Participation in the plan was terminated in the first quarter of 2003.

NOTE 9 —	STOCK OPTIONS PLANS

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FAS 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, the statement amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method on reported results. We do not intend to change to the fair value method of accounting for stock based employee compensation. The Company follows the disclosure-only provisions of SFAS 123 and in accordance with its provisions, applies APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Pursuant to SFAS 123, we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards. Our pro forma net loss and loss per share for the

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

quarters ended March 31, 2003 and 2002, had we elected to adopt the fair value approach of SFAS 123, which charges earnings to estimated fair value of stock options, would have been as follows:

	Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(48,172)	$(345,321)

Pro forma	$(50,739)	$(351,052)

Basic and diluted loss per share:
As reported	$(0.41)	$(2.92)

Pro Forma	$(0.43)	$(2.96)

      As determined using the Black-Scholes option-pricing model the weighted-average fair values of options we granted during 2002, was $1.71 per share, respectively, at the dates of grant. We used the following weighted-average assumptions for fiscal 2002; expected dividend yields of 0.00%; volatility of 200.8%; risk free interest rates of 3.3%; and expected option life of seven years in 2002. No stock-based awards have been granted in 2003.

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

      In August 2001, FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

useful-life. We adopted SFAS 143 by the Company commencing January 1, 2003 and its adoption did not impact our financial position, results of operations or cash flows for the period presented.

      In April 2002 the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. This statement is effective for calendar year 2003. Previously reported extraordinary losses from the extinguishment of debt have been reclassified. Accordingly, other expense (income), net includes the loss associated with the restructuring of our debt during 2002. The adoption of this statement did not impact previously reported net income.

      In June 2002 the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS 146, and its adoption did not impact our financial position, results of operations or cash flows for the period presented.

      In November 2002 the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies when a liability for the obligation undertaken should be recognized. The initial measurement of the liability is the fair value of the guarantee at its inception. This interpretation does not prescribe a specific account for the guarantor’s offsetting entry when it recognizes the liability at the inception of a guarantee nor does it specify the subsequent measurement of the guarantors recognized liability. The initial recognition and measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are included in Note 3. FIN 45 is not expected to have a material effect on the Company’s consolidated results of operation and financial position.

NOTE 11 —	SUBSEQUENT EVENTS

      On April 11, 2003, involuntary petitions under chapter 11 of the United States Bankruptcy Code were filed by MatlinPatterson Global Opportunities Partners, LP, one of the Company’s secured creditors, against AT&T Latin America Corp., AT&T Argentina, S.A. and a special-purpose entity related to the secured vendor financing, Latin American Equipment Finance, B.V., in the U.S. Bankruptcy Court of the Southern District of Florida, Miami Division (Case No. 03-13588). On April 17, 2003, AT&T Latin America Corp. consented to an order for relief and its case became converted effectively to a voluntary chapter 11 case. On the same day, April 17, 2003, certain other subsidiaries of AT&T Latin America Corp. such as Frantis, Inc., Nantis, Inc., Jamtis, Inc. and Jamtis, LLC each filed voluntary petitions for relief under chapter 11. On

AT&T LATIN AMERICA CORP.
(A majority owned subsidiary of AT&T Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003 and December 31, 2002
(Unaudited)

April 30, 2003, AT&T Argentina, S.A. also consented to an order for relief. The foregoing cases are being jointly administered.

      On April 11, 2003, the company completed a multibank restructuring of approximately $7.1 million or 80% of its bank debt in Colombia. AT&T Colombia made an initial down payment of approximately 12.0% of this outstanding amount in consideration for a six year facility including a two year grace period on payment of principal. The debt has an interest rate of DTF (a floating rate in the local market which as of March 31, 2003 was approximately 7.4%) plus a margin of 5.5%, amounting to approximately 12.9% on an all-in basis. On April 17, 2003, the company successfully restructured $8.4 million of its bank debt with a Brazilian lender. In consideration for a six year facility including a two year grace period on principal payments, the company made an upfront payment of $2.0 million plus accrued interest. The balance of the debt will carry an interest rate of LIBOR plus 1.625% and will be converted into Brazilian Reais on January 16, 2004. At that point, the company will pay CDI (a floating rate in the local market which as of March 31, 2003 was approximately 26%) plus a margin of 5.0%, amounting to approximately 31% on an all-in basis.

* * * * *

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

      In addition to other matters that are described in this report on Form 10-K, the following factors, among others, could cause AT&T Latin America’s actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report:

•	whether we are able to agree with our creditors and other interested parties on acceptable terms and conditions for a solution to our current liquidity problems;

•	the outcome of litigation matters and asserted claims brought or made against us by various creditors;

•	whether the chapter 11 case adversely affects the relationships with our customers, suppliers and employees, which adverse effects could, in turn, diminish liquidity and the going concern value of our business, particularly if the chapter 11 case is protracted;

•	whether the chapter 11 case creates adverse commercial, financial, regulatory or other effects on the operations of our in-region operating subsidiaries (including operating subsidiaries that are not debtors in those proceedings) which could adversely affect the value of our business;

•	any plan of reorganization or disposition proposed by the Company as a part of the reorganization proceedings may not receive the requisite creditor votes to enable it to be confirmed or the Bankruptcy Court could approve a plan of reorganization other than one proposed by us;

•	our operating subsidiaries, other than AT&T Argentina, may also be forced into reorganization proceedings (in the United States or under analogous proceedings under local laws);

•	a chapter 11 plan of reorganization may not be timely or fully confirmed or implemented by the Bankruptcy Court, which may require us to sell or liquidate the Company;

•	our reorganization proceeding may have an adverse effect on our financial results;

•	whether economic and political conditions in the countries in which we operate improve or deteriorate compared to our current expectations;

•	inaccurate forecasts of customer or market demand;

•	currency fluctuations;

•	our assessment of any changes in AT&T Corp.’s approach to customers and to its commercial relationships with us;

•	changes in communications technology and/or the pricing of competitive products and services;

•	highly competitive market conditions;

•	our ability to retain and build relationships with existing customers;

•	changes in or developments under laws, regulations and licensing requirements in the countries in which we operate;

•	our ability to obtain and retain rights of ways and permits necessary for the expansion and maintenance of our networks; and

•	our ability to retain key personnel.

      In particular, our ability to estimate our cash requirements will be affected by several factors, including, but not limited to:

•	our expectations regarding debt service and principal payments owing on existing financing facilities;

•	the amount of cash expected to be used in our operations;

•	our ability to maintain and increase revenue;

•	our ability to collect accounts receivable as expected and the timing of collection;

•	the level of competitive pressure on the pricing of our services;

•	whether interest rates fluctuate materially; and

•	the impact of fluctuations in currency exchange rates in the countries in which we operate, including the effect on any current or future currency hedging arrangements.

      AT&T Latin America undertakes no obligation to publicly release any updates or revisions to any forward-looking statements, which are made as of the date of this quarterly report on Form 10-Q, to reflect events or circumstances after the date of this report.

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

      Basis of Presentation. Our consolidated financial statements reflect operations for the three months ended March 31, 2003 and 2002, in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to successfully implement a plan of reorganization or other disposition or restructuring of the Company that is approved by the U.S. Bankruptcy Court. There is no assurance that we will be able to successfully implement such a plan of reorganization, disposition or restructuring on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

      As a result of the pending chapter 11 case (see the discussion below in “Recent Events — Restructuring Activities and chapter 11 Case”), for the period beginning April 11, 2003 and thereafter, the Company will prepare its consolidated financial statements in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires, among other things, that pre-petition liabilities subject to compromise be segregated in the consolidated balance sheet as liabilities subject to compromise and that revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the Company be reported separately as reorganization items in the consolidated statement of operations.

Recent Events — Restructuring Activities and Chapter 11 Case

      On April 11, 2003, involuntary petitions under chapter 11 of the United States Bankruptcy Code were filed by MatlinPatterson Global Opportunities Partners, LP, one of the Company’s secured creditors, against AT&T Latin America Corp., AT&T Argentina, S.A. and a special-purpose entity related to the secured vendor financing, Latin American Equipment Finance, B.V., in the U.S. Bankruptcy Court of the Southern District of Florida, Miami Division (Case No. 03-13588). On April 17, 2003, AT&T Latin America Corp. consented to an order for relief and its case became converted effectively to a voluntary chapter 11 case. On the same day, April 17, 2003, certain other subsidiaries of AT&T Latin America Corp. such as Frantis, Inc., Nantis, Inc., Jamtis, Inc. and Jamtis, LLC each filed voluntary petitions for relief under chapter 11. On April 30, 2003, AT&T Argentina, S.A. also consented to an order for relief. The foregoing cases are being jointly administered.

      As a consequence of the bankruptcy petition, pending claims and litigation against AT&T Latin America Corp. and the other entities involved in the chapter 11 proceeding are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company. In addition, pursuant to Section 365 of the Bankruptcy Code, the Company may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of theses contracts or leases may file claims with the Bankruptcy Court in accordance with the chapter 11 reorganization process.

      The Company conducts its operations through direct and indirect subsidiaries of AT&T Latin America Corp. While AT&T Latin America Corp., its U.S. affiliates and AT&T Argentina, S.A., are in the reorganization process, we expect our other country operating subsidiaries (which include AT&T do Brasil Ltda., AT&T Chile Long Distance S.A., AT&T Colombia S.A. and AT&T Peru S.A.) will continue to operate in the ordinary course of business, as they are not directly involved with the chapter 11 proceedings. We believe that most of our trade suppliers, unsecured general creditors, employees and customers will not be adversely affected while we are involved in the chapter 11 bankruptcy proceedings. During this reorganization process, we have attempted to maintain normal and regular trade terms with our suppliers and customers. However, there can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

      If the process for implementing a plan of reorganization or other disposition of the Company is delayed or abandoned, we may encounter increased difficulty in retaining customers and key employees which could, in turn, result in significant declines in revenue, or increases in restructuring and other costs that would adversely impact our liquidity and reduce the time period for which our existing cash and cash equivalents would fund our operations. If a plan of reorganization or other disposition, or a comprehensive restructuring is not completed, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery our secured and unsecured creditors would receive in such a liquidation. In the event that such a plan of reorganization, other disposition or restructuring of the Company and its affiliates (including affiliates not included currently in the chapter 11 proceedings) is completed, all equity interests in the Company, including shares of our Class A and Class B common stock, likely will be cancelled and discharged and the holders of such equity securities likely will not receive any distribution.

      On April 11, 2003, the company completed a multibank restructuring of approximately $7.1 million or 80% of its bank debt in Colombia. AT&T Colombia made an initial down payment of approximately 12.0% of this outstanding amount in consideration for a six year facility including a two year grace period on payment of principal. The debt has an interest rate of DTF (a floating rate in the local market which as of March 31, 2003 was approximately 7.4%) plus a margin of 5.5%, amounting to approximately 12.9% on an all-in basis. On April 17, 2003, the company successfully restructured $8.4 million of its bank debt with a Brazilian lender. In consideration for a six year facility including a two year grace period on principal payments, the company made an upfront payment of $2.0 million plus accrued interest. The balance of the debt will carry an interest rate of LIBOR plus 1.625% and will be converted into Brazilian Reais on January 16, 2004. At that point, the company will pay CDI (a floating rate in the local market which as of March 31, 2003 was approximately 26%) plus a margin of 5.0%, amounting to approximately 31% on an all-in basis.

Results of Operations

      The following table includes a summary of our consolidated statements of operations for the periods indicated below.

AT&T LATIN AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Data-Internet services	$25,475	$26,488
Voice services	13,614	17,673

Total revenue	39,089	44,161
Cost of revenue	20,083	28,486
Selling, general and administrative expenses	19,272	29,171
Depreciation and amortization	16,988	17,192

Loss from operations	(17,254)	(30,688)
Interest expense	39,033	21,803
Interest income	359	198
Other (expense) income, net	7,897	(25,337)

Loss before provision for income taxes, minority interest income, and cumulative effect of change in accounting principle	(48,031)	(77,630)
Provision for income taxes	141	—
Minority interest income	—	94

Loss before cumulative effect of change in accounting principle	(48,172)	(77,536)
Cumulative effect of change in accounting principle	—	(267,785)

Net loss	$(48,172)	$(345,321)

Basic and diluted loss per common share cumulative effect of change in accounting principle	$(0.41)	$(0.66)
Cumulative effect of change in accounting principle loss per common share	—	(2.26)

Basic and diluted net loss per common share	$(0.41)	$(2.92)

Weighted average common shares outstanding	118,672	118,399

      The following table includes revenue by country and consolidated operating loss in dollars and as a percentage of revenue for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	%	2002	%

	($’s in thousands)

	(Unaudited)
Revenue:
Argentina	$6,150	15.7%	$4,917	11.1%
Brazil	11,952	30.6%	14,476	32.8%
Chile	6,051	15.5%	9,040	20.5%
Colombia	5,925	15.2%	5,601	12.7%
Peru	10,256	26.2%	10,405	23.6%
Other	(1,245)	(3.2%)	(278)	(0.6%)

Total revenue	39,089	100.0%	44,161	100.0%
Cost of revenue	20,083	51.4%	28,486	64.5%
Selling, general and administrative expenses	19,272	49.3%	29,171	66.1%
Depreciation and amortization	16,988	43.5%	17,192	38.9%

Loss from operations	$(17,254)	(44.1%)	$(30,688)	(69.5%)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

	Three Months Ended
	March 31,		Change

	2003	2002	$	%

	($’s in thousands)

	(Unaudited)
REVENUE:
Data-Internet services	$25,475	$26,488	$(1,013)	(3.8%)
Voice services	13,614	17,673	(4,059)	(23.0%)

Total revenue	$39,089	$44,161	$(5,072)	(11.5%)

      Revenue. Revenue for the three months ended March 31, 2003 was $39.1 million, compared to revenue of $44.2 million for the same period in 2002, representing a decrease of $5.1 million or 11.5%. We experienced a revenue decrease in Brazil, Chile and Peru. The decrease in revenue in U.S. dollar terms generated in Brazil during the period ended March 31, 2003 was due mainly to the currency fluctuations of the Brazilian Real, causing a decrease of approximately $4.6 million during the three months ended March 31, 2003, when compared to the same period in 2002. Brazil experienced volume increases during the three months ended March 31, 2003, when compared to the same period in 2002, which generated approximately $2.1 million in additional revenue in 2003. The decrease in Chile’s revenue was due mainly to a reduction of approximately $3.3 million in voice services revenue, as Chile continues to reduce its low margin voice services, offset by volume increase in data-Internet services of approximately $0.4 million. The decrease in Peru’s revenue was mainly due to a reduction of $0.8 million in voice services revenue, as Peru continues to experienced price competition by local carriers, offset by volume increase in data-Internet services of approximately $0.6 million. We experienced revenue increases in Argentina and Colombia. The increases in Argentina and Colombia were driven by volume increases in data-Internet and voice services, generating approximately $4.6 million in additional revenue during the three months ended March 31, 2003. This increase was offset by currency devaluation of the Argentine peso of approximately 52.3% during the period, resulting in approximately $3.1 million lower reported revenue in U.S. dollar terms, when compared to March 31, 2002.

      The net decrease in revenue resulted from a reduction of voice services revenue in Chile and Peru and the translation effect of the weakening of the Argentina peso and the Brazilian real against the U.S. dollar, which devaluated 52.3% and 46.6%, respectively, when compared to the same period in 2002.

      Our data-Internet services revenue decreased from $26.5 million during the three months ended March 31, 2002, to $25.5 million for the same period in 2003, representing a decrease of $1.0 million or 3.8%. The decrease in our data-Internet services was mainly due to the translation effect of the weakening of the Argentina peso and the Brazilian real against the U.S. dollar, offset by increased demand for our data-Internet services from our existing business customers and new customers. Data-Internet services accounted for 65.2% of our revenue during the three months ended March 31, 2003.

      Revenue from voice services decreased from $17.7 million during the three months ended March 31, 2002 to $13.6 million for the same period in 2003, representing a decrease of $4.1 million or 23.0%. The decrease in our voice-related revenue was mainly due to a reduction of voice-wholesale revenue in Chile for the period and the translation effect of the weakening of foreign currency exchange rates versus the U.S. dollar in Argentina and Brazil.

      Cost of Revenue. Cost of revenue was $20.1 million for the three months ended March 31, 2003, compared to $28.5 million for the same period in 2002, representing a decrease of $8.4 million or 29.5%. Cost of revenue consists of leased line costs, interconnection costs, maintenance costs, and network and operating system costs, including certain labor and other direct costs. The decrease in cost of revenue was driven by a successful implementation of a company-wide effort to renegotiate contracts with third-party vendors to secure more favorable terms. We secured lower-cost leased lines in Brazil as a result of new supplier agreements, lower labor costs from decreased network headcount, as well as lower reported cost of revenue in U.S. dollar terms in Argentina and Brazil due to the translation effect of the weakening of their local currencies compared to the U.S. dollar. We expect to continue to benefit from lower pricing from third party network providers, or from termination and substitution of non-cost effective contracts in late 2002 and early 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.3 million during the three months ended March 31, 2003, compared to $29.2 million for the same period in 2002, representing a decrease of $9.9 million or 33.9%. The decrease in selling, general and administrative expenses resulted primarily from the translation effect of the weakening of the Argentina peso and the Brazilian real compared to the U.S. dollar in the first part of 2002, and lower headcount when compared to the same period in 2002 as part of our restructuring efforts. Headcount was reduced from 1,751 at March 31, 2003 to 963 at March 31, 2003, a 45.0% reduction. We anticipate selling, general and administrative expenses will decrease in the near term as a result of further cost improvement initiatives and the end of severance obligations with respect to employees terminated, as well as additional measures that may be undertaken in order to preserve cash to improve the Company’s liquidity situation. However, we expect these reductions will be offset in part by higher professional fees and expenses relating to our restructuring initiatives, creditor negotiations and sale process. During the three months ended March 31, 2003, we incurred $5.0 million in restructuring expenses mainly comprised of professional fees in connection with our restructuring efforts. Selling, general and administrative expenses are comprised primarily of compensation, professional fees, travel expenses, marketing, office space and indirect labor expenses.

      EBITDA. We calculate EBITDA as loss from operations plus depreciation and amortization expenses. EBITDA for the three months ended March 31, 2003, was $(0.3) million, compared to EBITDA of $(13.5) million for the same period in 2002. Our country operations had a combined $7.6 million positive EBITDA for the three months ended 2003. Corporate operations contributed a $(7.8) million negative EBITDA, resulting in a consolidated negative EBITDA of $(0.3) million for the three months ended March 31, 2003. The improvement in EBITDA as a percentage of revenue reflects our implementation of cost-containment measures, lower headcount, lower cost of revenue and lower selling and general administrative expenses when compared to 2002. We expect EBITDA will continue to improve in absolute terms and as a percentage of revenue during the remainder of the year.

      EBITDAR. We calculate EBITDAR as EBITDA plus restructuring expenses. EBITDAR for the three months ended March 31, 2003, was $4.7 million, compared to EBITDAR of $(13.5) million for the same period in 2002. All of our country operations had a combined positive EBITDAR for the three months ended March 31, 2003, except for corporate operations. The improvement in EBITDAR in absolute terms and as a percentage of revenue reflects our implementation of cost-containment measures, lower headcount, lower cost of revenue and lower selling and general administrative expenses, after excluding restructuring expenses, when compared to 2002. We expect EBITDAR will continue to improve in absolute terms and as a percentage of revenue during the remainder of the year.

      The following table shows our calculation of EBITDA and EBITDAR as of March 31, 2003 and 2002, respectively.

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Loss from operations plus:	$(17,254)	$(30,688)
Depreciation and amortization	16,988	17,192

EBITDA	(266)	(13,496)
plus:
Restructuring expenses (included within Selling, general and administrative expenses)	4,965	—

EBITDAR	$4,698	$(13,496)

      Depreciation and Amortization. Depreciation and amortization was $17.0 million during the three months ended March 31, 2003, compared to $17.2 million for the same period in 2002, representing a decrease of $0.2 million. The decrease in depreciation and amortization was attributable to a lower base of assets subject to depreciation due to accelerated depreciation recognized in the latter part of 2002 on certain non-core assets and excess property and equipment not deployed in our countries’ operation and a significant reduction in our capital expenditures since early 2002.

      Interest Expense. Interest expense was $38.7 million (net of interest income of $0.4 million) during the three months ended March 31, 2003, compared to $21.6 million (net of interest income of $0.2 million) during the same period in 2002, representing an increase of $17.1 million or 79.0%. This increase in interest expense was due mainly to higher debt outstanding during the period and higher interest rates on the restructured AT&T Corp. loans and higher interest rate on the defaulted senior secured vendor financing. Interest expense is mainly comprised of dividends related to our Mandatorily Redeemable 15% Series B Cumulative Preferred Stock and interest expense related to our subordinated credit facility with AT&T Corp., our senior secured vendor financing, notes payable to other vendors and other bank facilities.

      Other (Expense) Income, Net. Other (expense) income, net was $7.9 million of income for the three months ended March 31, 2003, compared to $25.3 million of expense for the same period in 2002, representing a positive increase of $33.1 million. During the three months ended March 31, 2003, we experienced a favorable variance on our foreign currency transactions in Brazil and certain undesignated forward contracts resulting in income. During 2002, we experienced the opposite resulting in foreign currency transactions losses and losses related to our undesignated forward contracts. We cannot predict the outcome of our future foreign currency transactions results and due to our current credit capacity and higher margin requirements needed by our counter party financial institutions we are not able to continue manage our foreign currency exposures. During the three months ended March 31, 2002, we have recorded a net loss on debt restructuring of $6.3 million related to debt restructuring with our parent company.

      Cumulative effect of change in accounting principle. In connection with the adoption of SFAS No. 142 we recorded a transitional impairment loss of $267.8 million as of January 1, 2002 in our country operations as follows: Argentina — $33.2 million, Brazil — $67.4 million, Chile — $19.3 million, Colombia — $28.4 million and Peru — $119.5 million.

      Net Loss. Net loss was $48.2 million for the three months ended March 31, 2003, compared to net loss of $345.3 million for the same period in 2002, representing a decrease of $297.1 million. The decrease in net loss was attributable to improvements in costs of revenue, selling general and administrative expenses, and the absence in 2003 of impairment loss on goodwill, incremental depreciation on non-core assets and excess property and equipment and losses on forward contracts, when compared to the same period on 2002. We expect to continue to incur net losses in the next several years.

Liquidity and Capital Resources

      As of the date of this quarterly report, we do not have sufficient cash to meet our requirements in the near term unless we continue to defer and restructure amounts owed to our secured and unsecured creditors, and continue to execute successfully the austerity measures undertaken late last year, or obtain additional financing. Our restructuring efforts, and the suspension of certain debt service and principal payment obligations pending the resolution of negotiations with creditors, have allowed us to preserve adequate cash to sustain operations and substantially reduce our net use of cash in the near term.

      Our cash needs arise from operating losses and other working capital requirements, capital expenditures, debt service and loan commitment fees. We are continuing to conserve cash on hand by not servicing material indebtedness and by continuing to reduce operating expenses and capital expenditures. While in effect, these austerity measures will substantially impede our growth, and may result in decreased revenue over the short and long term.

      As of March 31, 2003, we had foreign currency forward contracts that hedge certain transactions with notional amounts of $147.8 million, maturing in various dates through November 2003. The total $22.6 million fair value of forward currency contract assets, which are included as prepaid expenses and other current assets on our March 31, 2003 balance sheet, represents unrealized gains on our forward currency contracts selling or buying foreign currencies as result of the strengthening or weakening of the dollar compared to the currencies that we hedge. In April 2003 all of our forward contracts were settled in advance of their respective maturity dates with our counter party financial institutions resulting in net cash proceeds of approximately $21.3 million.

      On April 11, 2003, involuntary petitions under chapter 11 of the United States Bankruptcy Code were filed by MatlinPatterson Global Opportunities Partners, LP, one of the Company’s secured creditors, against AT&T Latin America Corp., AT&T Argentina, S.A. and a special-purpose entity related to the secured vendor financing, Latin American Equipment Finance, B.V., in the U.S. Bankruptcy Court of the Southern District of Florida, Miami Division (Case No. 03-13588). On April 17, 2003, AT&T Latin America Corp. consented to an order for relief and its case became converted effectively to a voluntary chapter 11 case. On the same day, April 17, 2003, certain other subsidiaries of AT&T Latin America Corp. such as Frantis, Inc., Nantis, Inc., Jamtis, Inc. and Jamtis, LLC each filed voluntary petitions for relief under chapter 11. On April 30, 2003, AT&T Argentina, S.A. also consented to an order for relief. The foregoing cases are being jointly administered.

      The Company conducts its operations through direct and indirect subsidiaries of AT&T Latin America Corp. While AT&T Latin America Corp., its U.S. affiliates and AT&T Argentina, S.A., are in the reorganization process, we expect our other country operating subsidiaries (which include AT&T do Brasil Ltda., AT&T Chile Holding S.A. and its subsidiaries, AT&T Colombia S.A. and AT&T Peru S.A.) will continue to operate in the ordinary course of business, as they are not directly involved with the chapter 11 proceedings. We believe that most of our trade suppliers, unsecured general creditors, employees and customers will not be adversely affected while we are involved in the chapter 11 bankruptcy proceedings. During this reorganization process, we have attempted to maintain normal and regular trade terms with our suppliers and customers. However, there can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

      As a consequence of the bankruptcy petition, pending claims and litigation against AT&T Latin America Corp. and the other entities involved in the chapter 11 proceeding are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company.

      We also remain actively engaged in discussions with our various creditor constituencies and their advisors regarding the restructuring of our debt. There can be no assurance that current negotiations with the various creditors will lead to a comprehensive debt restructuring agreement on terms acceptable to all of our creditors, or that any alternative transaction or reorganization as a part of the chapter 11 proceeding will lead to a viable recapitalization plan.

      If the process for implementing a plan of reorganization or other disposition of the Company is delayed or abandoned, we may encounter increased difficulty in retaining customers and key employees which could, in turn, result in significant declines in revenue, or increases in restructuring and other costs that would adversely impact our liquidity and reduce the time period for which our existing cash and cash equivalents would fund our operations. If a plan of reorganization or other disposition, or a comprehensive restructuring is not completed, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery our secured and unsecured creditors would receive in such a liquidation. In the event that such a plan of reorganization, other disposition or restructuring of the Company and its affiliates (including affiliates not included currently in the chapter 11 proceedings) is completed, all equity interests in the Company, including shares of our Class A and B common stock, likely will be cancelled and discharged and the holders of such equity securities likely will not receive any distribution.

      Absent a plan of reorganization, other disposition or restructuring of the Company in the chapter 11 proceedings we do not believe it will be possible to attract additional financing to fund operations in the longer term, support increased growth or fill our funding needs. Moreover, even assuming a successful plan of reorganization, we cannot be assured that new financing will be available on acceptable terms, or at all, given current duress in the communications industry in general and the difficult economic conditions in the countries in which we operate, particularly in Argentina and Brazil.

      On a consolidated basis, as of March 31, 2003 we had cash and cash equivalents of $26.9 million. As of May 15, 2003, we had approximately $42.3 million in cash, on a consolidated basis. The increase in cash compared to March 31, 2003 was due primarily to the receipt of proceeds from the early settlement of foreign currency forward contracts in April 2003. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole may depend on our ability to move cash between our country operations. However, due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, and restrictions on such transactions could have an adverse effect on the liquidity of one or more of our country operations. We presently do not have available unused commitments under any credit facilities.

      Implementation of our restructuring program will require cash outlays during 2003, including for the renegotiation of financing facilities and other contractual commitments and for the engagement of professional advisors. The amount of professional expenses, which we estimate between $8.0 million and $15.0 million, will be payable in part upon completion of a successful restructuring and will be affected by factors such as the length of time required to complete the restructuring and the amount of consideration that may be received in any sale or investment transaction. We believe it will be critical to the business to retain effectively a number of key employees and officers, including the chief executive officer during the restructuring process, and accordingly we are pursuing Bankruptcy court approval to implement a retention program under which retention payments also will payable following completion of key milestones in the restructuring process. We estimate the aggregate amounts payable under the retention program will range from $2.2 million to $3.6 million during 2003. The actual payments made under this program may vary depending upon the amount of consideration to be received by the Company in a sale transaction or upon emerging from chapter 11 as well as upon the timing of either the sale transaction or the confirmation of a restructuring plan by the Bankruptcy court.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis in the future, however, will be dependent upon our ability to successfully implement a plan of reorganization or other disposition or restructuring of the Company that is approved by the U.S. Bankruptcy Court. There is no assurance that we will be able to successfully implement such a plan of reorganization, disposition or restructuring on acceptable terms and conditions, or at all, and, accordingly, there is substantial doubt about our ability to continue as a going concern.

Future Commitments and Funding Sources

      At March 31, 2003, our contractual cash obligations, before entering into bankruptcy, were as set forth below. We have reflected the entire outstanding balance of our senior secured vendor financing facility current because we are currently in default under our minimum revenue covenant in that facility. In addition, we do not expect to be able to comply with other covenants under our senior secured vendor financing facilities going forward in 2003, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets, absent restructuring of the facility terms. In addition, our local bank facilities contain various events of default that, if triggered, could result in the acceleration of other outstanding balances under those facilities.

CONTRACTUAL CASH OBLIGATIONS

(In thousands)

		Payments Due in Year Ending

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt, including current maturities(a)	$893,201	$219,406	$8,668	$2,780	$3,381	$4,602	$654,364
Operating leases	21,308	4,822	3,785	3,213	2,585	2,546	4,357
Capacity agreements (IRU’s)	16,518	997	1,177	1,212	1,249	1,286	10,597
Purchase commitments for capital expenditures(b)	157	157	—	—	—	—	—

Total Contractual Cash obligations(c)	$931,184	$225,382	$13,630	$7,205	$7,215	$8,434	$669,318

(a)	See Note 3 to the consolidated financial statements for additional information regarding our debt.
(b)	Reflects only contractual commitments at March 31, 2003.
(c)	Reflects only commitments for the specific categories listed and does not reflect such items as trade payable obligations, payroll-related liabilities or contributions to employee-related benefit, savings or deferred compensation plans, employment-related contracts (including separation agreements), obligations in the case of redemption of our 15% Series B Cumulative Preferred Stock in 2008 or short-term lease obligations.

      The amounts presented above may significantly differ with the actual cash to be ultimately paid, as a consequence of our proceedings under chapter 11.

Capital Uses

      During the three months ended March 31, 2003, our net cash decreased by $6.9 million. The decrease in cash reflected cash provided by financing activities of $0.4 million, offset by cash used in operating and investing activities of $7.3 million. Our uses of cash in operations were mainly as a result of our net loss of $48.2 million during the three months ended March 31, 2003, offset by a positive cash flows provided by the net changes in assets and liabilities and non-cash activities of $42.9 million.

Capital Resources

      On a consolidated basis, as of March 31, 2003 we had cash and cash equivalents of $26.9 million. As of May 15, 2003, we had approximately $42.3 million in cash, on a consolidated basis. The increase in cash compared to March 31, 2003 was due primarily to the receipt of proceeds from the early settlement of foreign currency forward contracts in April 2003. We actively manage liquidity not only in terms of preserving cash but also with a view toward projected cash needs in each of our country operations. Our ability to maintain adequate liquidity for our business as a whole may depend on our ability to move cash between our country operations. However, due to exchange control regulations and local fiduciary considerations, we may not be able to transfer cash freely within our corporate group, and restrictions on such transactions could have an adverse effect on the liquidity of one or more of our country operations. We presently do not have available unused commitments under any credit facilities.

Seasonality

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

      Our operations are exposed to market risks principally from fluctuations in foreign currency exchange rates and interest rates. We currently seek to minimize these risks through our regular operating and financing activities.

      Exposure to Foreign Currency Exchange Rates. Our primary foreign currency exchange risk relates to our operations in Latin America where we conduct business with more than one currency. At the present time we are not able to enter into foreign currency forward contracts to protect our transactions from the currency fluctuation risk.

      Management considers its operations in foreign subsidiaries and affiliates to be long-term in nature. Accordingly, we do not hedge foreign currency exchange rate risk related to long-term transactions.

      Exposure to Interest Rates. Approximately 26.0% of our debt portfolio bears interest at variable rates. Any changes in the market interest rate will affect the amount of our interest expense and the ultimate cash paid to those lenders. To date we have not used interest rate swaps to fix the interest costs on these loans. Assuming a hypothetical interest rate increase or decrease of 100 basis points from interest rates as of March 31, 2003, interest expense on our variable interest rate portfolio would have increased $0.4 million or decreased $0.4 million, respectively, for the three months ended March 31, 2003.

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

ITEM 4. Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date official due date of this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective.

      There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this most recent evaluation of our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

      On April 11, 2003, involuntary petitions under chapter 11 of the United States Bankruptcy Code were filed by MatlinPatterson Global Opportunities Partners, LP, one of the Company’s secured creditors, against AT&T Latin America Corp., AT&T Argentina, S.A. and a special-purpose entity related to the secured vendor financing, Latin American Equipment Finance, B.V., in the U.S. Bankruptcy Court of the Southern District of Florida, Miami Division (Case No. 03-13588). On April 17, 2003, AT&T Latin America Corp. consented to an order for relief and its case became converted effectively to a voluntary chapter 11 case. On the same day, April 17, 2003, certain other subsidiaries of AT&T Latin America Corp. such as Frantis, Inc., Nantis, Inc., Jamtis, Inc. and Jamtis, LLC each filed voluntary petitions for relief under chapter 11. On April 30, 2003, AT&T Argentina, S.A. also consented to an order for relief. The foregoing cases are being jointly administered. As a consequence of the bankruptcy petition, pending claims and litigation against AT&T Latin America Corp. and the other entities involved in the chapter 11 proceeding are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company.

      Prior to the initiation of the chapter 11 cases, we were named as a nominal defendant in an action entitled Confin International Investments, Inc., Pltf. v. AT&T Corp., et al, filed in the Delaware Court of Chancery in New Castle County on October 29, 2002 in which AT&T Corp. and each of our directors have been named as defendants. The complaint in the action contains two counts, the first styled as a derivative claim on our behalf alleging breach of the duty of loyalty by AT&T Corp. and the members of our board of our directors. The second count alleges a class action by our shareholders (other than AT&T Corp. and our directors) for unspecified damages purportedly caused by the actions alleged in the first count. The complaint seeks recovery of the plaintiff’s attorney’s fees and costs, and alleges plaintiff has been a shareholder of the Company for a relevant period. As a consequence of the bankruptcy petition, this action has been stayed automatically by Section 362 of the Bankruptcy Code.

      In June 2002 an affiliate of Siemens AG initiated a legal proceeding in New York Supreme Court against us and our subsidiary in Argentina, concerning obligations under certain promissory notes due in May 2002, having an original face amount of approximately $12.0 million, which we did not pay due to a disagreement over the governing law and the effect of changes in laws in Argentina on the principal amount of such notes. In November 2002 Siemens initiated a second, similar action, covering approximately $4.0 million original face amount of notes. We received an adverse judgment in the first proceeding in October 2002 and in the second proceeding in January 2003. We have appealed the first action and expect to appeal the second action when judgment is formally entered. We also have $3.7 million in additional notes to Siemens that were due in March 2003. Prior to the chapter 11 proceeding we had been in discussions with this creditor to resolve and reschedule these obligations. In June 2002 we also received a complaint in New York State Supreme Court from IIG Capital, an investment fund that has informed us it received an assignment of a note of $5.0 million original face amount issued by the Company to an affiliate of Siemens, which we also did not pay when due in May 2002 due to our view of the applicable governing law and effects of changes in law in Argentina. The claims at issue are similar to those raised in the Siemens matter. As a consequence of the bankruptcy petition, we believe all of these actions have been stayed automatically by Section 362 of the Bankruptcy Code.

      In November 2002 Banco Itaú S.A. initiated a legal proceeding in Brazil against our subsidiary, AT&T do Brasil, concerning a loan in the amount of approximately US $12.0 million. Banco Itaú S.A. has attempted to accelerate payment of all amounts outstanding under the loan of which approximately US $6.3 million at March 31, 2003 was past due. In January 2003 AT&T do Brasil filed a pre-executory exception in this collection action which exception was reversed in March 2003. Also, at the request of Banco Itaú S.A., in the same decision the court decided: (i) to grant to Banco Itaú S.A. rights over certain forward contracts totalling approximately $9.4 million (as of March 14, 2003) in favor of the Company, which are payable in April 2003; and (ii) to create a pledge of credits and cash on certain bank accounts of AT&T do Brasil indicated by Banco Itaú S.A. However, on March 24, 2003, AT&T do Brasil obtained a suspension on the pledge order in an interlocutory appeal. The execution is suspended until the interlocutory appeal is decided.

      On November 17, 2002, HSBC initiated a legal proceeding in Brazil against AT&T do Brasil asserting a claim for attachment of assets and rights on an $8.4 million loan. On December 13, 2002, AT&T do Brasil filed a Provisional Remedy to suspend the effects of a cross default and acceleration clause contained in two loan agreements entered into with HSBC. The injunction was granted on December 16, 2002 and the ability of HSBC to accelerate the loan agreements was suspended. On December 27, 2002, HSBC contested the injunction but the court confirmed its decision. After negotiation with HSBC, on April 17, 2003, we reached an agreement to restructure the loan. In connection with the restructuring we were able to extend the maturity of the loan for six years with a two year grace period on principal payments. As part of the restructuring we paid $2.0 million of principal plus accrued interest. The balance of the debt will carry an interest rate of LIBOR plus 1.625% and will be converted into Brazilian Reais on January 16, 2004. At that point, the Company will pay CDI (a floating rate in the local market which as of March 31, 2003 was approximately 26%) plus a margin of 5.0%, amounting to approximately 31% on an all-in basis.

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

ITEM 2. Changes in Securities and Use of Proceeds.

      None.

ITEM 3. Defaults Upon Senior Securities.

      We are now in default under our senior secured vendor financing facilities, and our senior secured lenders are now entitled to exercise various remedies, including denying us further access to the undrawn amounts under those facilities, accelerating all outstanding amounts drawn under those facilities, which is equal to $166.7 million at March 31, 2003, and declaring those amounts to be immediately due and payable, and commencing foreclosure proceedings on our assets, including on the shares of our operating companies. In addition, we do not expect to be able to comply with certain covenants under our senior secured vendor financing facilities going forward, including the minimum revenue covenant and covenants relating to minimum EBITDA and liquidity targets. See “Management’s Discussion and Analysis — Recent Events and Chapter 11 Case” and “Liquidity and Capital Resources” for more information about our current financial situation.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

None.

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Washington, D.C. on May 20, 2003.

AT&T Latin America Corp.

By:	/s/ LAWRENCE E. YOUNG

Name: Lawrence E. Young

Title:	Chief Financial Officer

(Principal Financial and
Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Patricio E. Northland, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for AT&T Latin America Corp.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reports is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

May 20, 2003

/s/ PATRICIO E. NORTHLAND

Patricio E. Northland
Chairman, President and CEO

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Lawrence E. Young, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for AT&T Latin America Corp.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reports is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

May 20, 2003

/s/ LAWRENCE E. YOUNG

Lawrence E. Young
Chief Financial Officer